Form 10-Q
period 2024-09-28
Ingram Micro Holding Corp
filed 2024-11-12
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42384
_________________________
INGRAM MICRO HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Delaware	86-2249729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3351 Michelson Drive, Suite 100 Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

(714) 566-1000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INGM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Number of shares of registrant’s common shares outstanding as of November 5, 2024 was 234,825,581.

INGRAM MICRO HOLDING CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and those included within our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2024 (the “Prospectus”), including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q, those included within our Prospectus and the following:
•general economic conditions;
•our estimates of the size of the markets for our products and services;
•our ability to identify and integrate acquisitions and technologies into our platform;
•our plans to continue to expand;
•the provision of transition services to the buyer in the sale of a substantial portion of our Commerce & Lifecycle Services business and our ability to adjust our cost base as those transition service agreements expire;
•our ability to continue to successfully develop and deploy Ingram Micro Xvantage;
•the effect of the COVID-19 pandemic on our business;
•our ability to retain and recruit key personnel;
•the competition our products and services face and our ability to adapt to industry changes, including supply constraints for many categories of technology;
•current and potential litigation involving us;
•the global nature of our business, including the various laws and regulations applicable to us;
•the effect of various political, geo-political and economic issues and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•various environmental, social and governance initiatives;
•our financing efforts;
•our relationships with our customers, OEMs and suppliers;
•our ability to maintain and protect our intellectual property;
•the performance and security of our services, including information processing and cybersecurity provided by third parties;
•our ownership structure;
•our dependence upon Ingram Micro Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and
•our status as a “controlled company” and the extent to which Platinum Equity, LLC together with its affiliated investment vehicles’ interests conflict with our interests or the interests of our stockholders.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$849,472	$948,490
Trade accounts receivable (less allowances of $173,209 and $163,727, respectively)	8,873,468	8,988,799
Inventory	4,939,438	4,659,624
Other current assets	819,476	757,404
Total current assets	15,481,854	15,354,317
Property and equipment, net	484,575	452,613
Operating lease right-of-use assets	419,866	430,705
Goodwill	850,065	851,780
Intangible assets, net	814,850	880,433
Other assets	511,513	450,466
Total assets	$18,562,723	$18,420,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,468,084	$9,230,439
Accrued expenses and other	970,954	1,061,409
Short-term debt and current maturities of long-term debt	494,418	265,719
Short-term operating lease liabilities	104,258	105,564
Total current liabilities	11,037,714	10,663,131
Long-term debt, less current maturities	3,344,033	3,657,889
Long-term operating lease liabilities, net of current portion	359,244	366,139
Other liabilities	207,827	226,866
Total liabilities	14,948,818	14,914,025
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common Stock, par value $0.01, 251,015,810 shares authorized at September 28, 2024 and December 30, 2023, respectively; and 220,742,854 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	2,207	2,207
Class B Common Stock, par value $0.01, 2,510,158 shares authorized at September 28, 2024 and December 30, 2023, respectively; and 1,657,146 shares issued and outstanding September 28, 2024 and December 30, 2023, respectively	17	17
Additional paid-in capital	2,643,807	2,655,776
Retained earnings	1,254,283	1,079,776
Accumulated other comprehensive loss	(286,409)	(231,487)
Total stockholders’ equity	3,613,905	3,506,289
Total liabilities and stockholders’ equity	$18,562,723	$18,420,314

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$11,762,628	$11,925,373	$34,639,001	$35,020,863
Cost of sales	10,917,136	11,070,529	32,130,141	32,452,386
Gross profit	845,492	854,844	2,508,860	2,568,477
Operating expenses:
Selling, general and administrative	627,318	623,352	1,917,419	1,935,975
Restructuring costs	—	19,090	22,018	19,090
Total operating expenses	627,318	642,442	1,939,437	1,955,065
Income from operations	218,174	212,402	569,423	613,412
Other (income) expense:
Interest income	(11,791)	(8,779)	(32,156)	(25,160)
Interest expense	86,254	98,321	257,790	284,751
Net foreign currency exchange loss (gain)	10,675	(10,462)	29,938	18,641
Other	13,813	12,984	34,784	25,481
Total other (income) expense	98,951	92,064	290,356	303,713
Income before income taxes	119,223	120,338	279,067	309,699
Provision for income taxes	42,254	33,555	97,961	93,511
Net income	$76,969	$86,783	$181,106	$216,188
Basic and diluted earnings per share for Class A and Class B shares	$0.35	$0.39	$0.81	$0.97

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$76,969	$86,783	$181,106	$216,188
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	85,371	(107,689)	(54,409)	(34,533)
Other	(171)	283	(513)	1,483
Other comprehensive income (loss), net of tax	85,200	(107,406)	(54,922)	(33,050)
Comprehensive income (loss)	$162,169	$(20,623)	$126,184	$183,138

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended September 28, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 29, 2024	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,177,314	$(371,609)	$3,463,705
Net income	—	—	—	—	—	76,969	—	76,969
Foreign currency translation adjustment	—	—	—	—	—	—	85,371	85,371
Other	—	—	—	—	(11,969)	—	(171)	(12,140)
Balance at September 28, 2024	220,742,854	$2,207	1,657,146	$17	$2,643,807	$1,254,283	$(286,409)	$3,613,905

	Thirty-Nine Weeks Ended September 28, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,079,776	$(231,487)	$3,506,289
Dividends declared	—	—	—	—	—	(6,599)	—	(6,599)
Net income	—	—	—	—	—	181,106	—	181,106
Foreign currency translation adjustment	—	—	—	—	—	—	(54,409)	(54,409)
Other	—	—	—	—	(11,969)	—	(513)	(12,482)
Balance at September 28, 2024	220,742,854	$2,207	1,657,146	$17	$2,643,807	$1,254,283	$(286,409)	$3,613,905

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$856,469	$(263,102)	$3,251,367
Net income	—	—	—	—	—	86,783	—	86,783
Foreign currency translation adjustment	—	—	—	—	—	—	(107,689)	(107,689)
Other	—	—	—	—	—	—	283	283
Balance at September 30, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$943,252	$(370,508)	$3,230,744

	Thirty-Nine Weeks Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	220,742,854	$2,207	1,657,146	$17	$2,655,776	$737,526	$(337,458)	$3,058,068
Dividends declared	—	—	—	—	—	(10,462)	—	(10,462)
Net income	—	—	—	—	—	216,188	—	216,188
Foreign currency translation adjustment	—	—	—	—	—	—	(34,533)	(34,533)
Other	—	—	—	—	—	—	1,483	1,483
Balance at September 30, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$943,252	$(370,508)	$3,230,744

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$181,106	$216,188
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	140,902	138,770
Noncash charges for interest and bond discount amortization	21,607	23,938
Loss on repayment of term loans	1,927	4,872
Amortization of operating lease asset	96,780	79,644
Deferred income taxes	(36,493)	(44,687)
Gain on foreign exchange	(5,106)	(856)
Other	(12,451)	(978)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(109,758)	151,326
Inventory	(286,770)	512,866
Other assets	(85,682)	(99,613)
Accounts payable	245,182	(638,980)
Change in book overdrafts	37,110	(54,902)
Operating lease liabilities	(94,555)	(72,745)
Accrued expenses and other	(69,921)	(155,079)
Cash provided by operating activities	23,878	59,764
Cash flows from investing activities:
Capital expenditures	(106,643)	(164,986)
Proceeds from deferred purchase price of factored receivables	188,877	111,695
Issuance of notes receivable	(48,692)	—
Proceeds from notes receivable	29,465	—
Other	14,001	(3,275)
Cash provided by (used in) investing activities	77,008	(56,566)
Cash flows from financing activities:
Dividends paid to shareholders	(6,174)	(10,462)
Change in unremitted cash collections from servicing factored receivables	(15,612)	(25,661)
Repayment of Term Loans	(250,000)	(560,000)
Gross proceeds from other debt	89,132	29,024
Gross repayments of other debt	(105,002)	(43,794)
Net proceeds from revolving and other credit facilities	162,617	139,286
Purchase of Colsof shares	(21,846)	—
Other	(11,539)	(466)
Cash used in financing activities	(158,424)	(472,073)
Effect of exchange rate changes on cash and cash equivalents	(41,480)	13,365
Decrease in cash and cash equivalents	(99,018)	(455,510)
Cash and cash equivalents at beginning of period	948,490	1,320,137
Cash and cash equivalents at end of period	$849,472	$864,627
Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$185,688	$100,017

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 1 – Organization and Basis of Presentation
Ingram Micro Holding Corporation and its subsidiaries (“Ingram Micro”) are primarily engaged in the distribution of information technology (“IT”) products, cloud and other services worldwide. Ingram Micro operates in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Ingram Micro Holding Corporation is a holding company with no material assets other than the indirect ownership of the stock of Ingram Micro Inc., and its operations are conducted through its wholly owned subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” in these notes to the unaudited condensed consolidated financial statements refers to Ingram Micro Holding Corporation together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 28, 2024, our consolidated results of operations and comprehensive income for the Thirteen Weeks Ended September 28, 2024, Thirty-Nine Weeks Ended September 28, 2024, Thirteen Weeks Ended September 30, 2023 and Thirty-Nine Weeks Ended September 30, 2023 and our consolidated cash flows for the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 30, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 28, 2024 may not be indicative of the consolidated results of operations that can be expected for the full year.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ significantly from these estimates.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Revenue Recognition
In our distribution services model, we buy, hold title to and sell technology products and provide services to resellers, referred to subsequently as our customer, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support and inventory management. In both Technology Solutions, which consists of Client and Endpoint Solutions (formerly referred to as Commercial & Consumer) and Advanced Solutions, and Cloud, we generally sell products and services to our customers (resellers) based on purchase orders instead of long-term contracts. Our agreements are generally not subject to minimum purchase requirements. Our customers place purchase orders with us for each transaction. Generally, our customers may cancel, delay or modify their purchase orders. In order to set up an account to trade with us, our customers generally have to accept our standard terms and conditions of sale which, together with the purchase order, form a binding contract on each individual order to which the purchase order applies. Our pricing varies greatly and depends on many factors including costs, competitive pressure, availability of inventory, seasonality and vendor promotional programs, among others. We may offer early payment discounts or volume incentive rebates to our customers. The customer contracts relating to our other services generally provide for an initial term of three to five years, subject to extension by the mutual agreement of the parties, allow for termination for convenience by either party generally after the second year and the pricing is fixed by discrete type of service and typically varies depending on the volume of the relevant services. We do not believe any contract related to our Other services has a material impact on our business or financial condition. Products are delivered via shipment from our facilities, drop-shipment directly from our vendor, or by electronic delivery of keys for software products. We recognize revenue when the control of products is transferred to our customers, which generally happens at the point of shipment or point of delivery.
Any supplemental distribution services we provide are typically recognized over time as the services are performed. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Additionally, we offer services related to our supply chain management and CloudBlue platform. Our fee-based commerce and supply chain services are billed and recognized on a per-item service fee arrangement at the point when the service is provided. Our CloudBlue platform generates revenue through licensing the right to use the intellectual property (on-premise license), which is recognized at a point in time, providing the right to access (platform as a service), which is recognized over time across the term of the contract, or through our cloud marketplace, which is recognized in the amount of the net fee associated with serving as an agent when the services are provided. Service revenues represented less than 10% of total net sales for the Thirteen Weeks Ended September 28, 2024, Thirty-Nine Weeks Ended September 28, 2024, Thirteen Weeks Ended September 30, 2023 and Thirty-Nine Weeks Ended September 30, 2023. Related contract liabilities were not material for the periods presented.
Agency Services
We have contracts with certain customers where our performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as we assume an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent when the services are completed. These arrangements primarily relate to certain fulfillment contracts, as well as sales of certain software products, and extended vendor services, such as vendor warranties.
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $124,595 and $127,143 as of September 28, 2024 and December 30, 2023, respectively.
We also provide volume discounts, early payment discounts and other discounts to certain customers which are considered variable consideration. A provision for such discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Practical Expedients
We account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than a promised service. Accordingly, we accrue all fulfillment costs related to the shipping and handling of goods at the time of shipment. Additionally, we exclude the amount of certain taxes collected concurrent with revenue-producing activities from revenue.
We disaggregate revenue by geography, which we believe provides a meaningful depiction of the nature of our revenue, (see Note 11, “Segment Information”).
Book Overdrafts
Book overdrafts of $446,491 and $409,420 as of September 28, 2024 and December 30, 2023, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 28, 2024 and December 30, 2023, nor any balance on any given date.
Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. The receivables under these factoring programs are sold at face value and are excluded from our Condensed Consolidated Balance Sheets. We account for these transactions as sales of receivables because control of the underlying asset is transferred and subsequent to the date of transfer, we typically do not have any continuing involvement in the transferred asset, except as discussed below.
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At September 28, 2024 and December 30, 2023, there were $46,746 and $48,532, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the customer payments on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At September 28, 2024 and December 30, 2023, we recorded unremitted cash within accrued expenses and other of $264 and $16,066, respectively.
At September 28, 2024 and December 30, 2023, we had a total of $593,584 and $738,714, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $8,193 and $7,430 were incurred for the Thirteen Weeks Ended September 28, 2024 and Thirteen Weeks Ended September 30, 2023, respectively, and $26,666 and $19,633 were incurred for the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in “other” within the other (income) expense section of our Condensed Consolidated Statements of Income.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Inventory
Our inventory consists of finished goods purchased from various vendors for resale. We value our inventory at the lower of its cost or net realizable value, cost being determined on a moving average cost basis, which approximates the first-in, first-out method. We write down our inventory for estimated excess or obsolescence equal to the difference between the cost of inventory and the net realizable value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results. Inventory is determined from the price we pay vendors, including freight and duties; we do not include labor, overhead or other general or administrative costs in our inventory.
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregate to $8,415 and $7,051 as of September 28, 2024 and December 30, 2023, respectively, and is classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Dividends Paid to Shareholders
For the Thirteen Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 28, 2024, we paid a cash dividend of $0 and $6,174 respectively, to Aptec Saudi minority interest stockholders of record and for the Thirteen Weeks Ended September 30, 2023 and Thirty-Nine Weeks Ended September 30, 2023, we paid a cash dividend of $9,909 and $10,462, respectively, to the Aptec Saudi minority interest stockholders of record.
Earn-outs
We may be required to make earn-out payments upon the achievement of certain predefined targets attributable to acquisitions completed in recent years. At the acquisition date, the value of any earn-out is estimated using various valuation methodologies which include projections of future earnings as defined in each acquisition purchase agreement. Such projections are then discounted to reflect the risk in achieving the projected earnings, as well as the passage of time and time value of money. The fair value measurement of the earn-out is based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. Changes in the fair value of the earn-out primarily reflects adjustments to the timing and amount of payments as well as the related accretion driven by the time value of money. These adjustments are recorded within selling, general and administrative (“SG&A”) expenses within the Condensed Consolidated Statements of Income, as applicable. The fair value of earn-out contingent consideration is presented within accrued expenses and other in our Condensed Consolidated Balance Sheets. For the amounts currently recognized on the Condensed Consolidated Balance Sheets, see Note 5, “Fair Value Measurements”.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the related payment terms. We are party to agreements, initiated either by the vendor or us, which allow vendors, at their discretion, to determine invoices that they want to sell to participating financial institutions. We are not a party to the agreements between the participating financial institutions and the vendors in connection with these programs, and the financial institutions do not provide us with incentives such as rebates. There are no assets pledged under these agreements and no interest is charged by the financial institutions as balances are typically paid when they are due. Certain agreements may require a parent guarantee, although parent guarantees are also required in certain vendor agreements that do not involve financial institutions. The payment terms under these arrangements typically range from 30 to 90 days. Certain programs provide for extended payment terms which are within standard industry practice and consistent with the range of payment terms we negotiate with our vendors, regardless of whether they have an agreement with a financial institution. At September 28, 2024 and December 30, 2023, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,400,853 and $2,373,913, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023, respectively.
Stock Conversion and Stock Split
In connection with our initial public offering (“IPO”), on October 23, 2024, we converted our Class A voting common stock and Class B non-voting common stock into Common Stock, par value $0.01 per share (“Common Stock”), on a 1-for-1 basis and effected a 8,367.19365-for-1 stock split with respect to our Common Stock. All figures have been presented on the basis of this stock split wherever applicable for all the periods presented within these unaudited condensed consolidated financial statements.
Revision of Previously Issued Condensed Consolidated Financial Statements
In connection with our prior year-end reporting procedures, we identified errors related to the balance sheet presentation of our multi-period software license agreements, for which the unbilled amounts were incorrectly presented on a gross basis within accounts receivable, other current assets, other assets, accounts payable, accrued expenses and other, and other liabilities. These unbilled amounts should have been presented on a net basis as we serve as an agent in these transactions and do not have a present right to payment until we have the contractual right to bill and the vendor satisfies its performance obligations under the arrangement.
Upon identification, management evaluated and concluded the impact of these errors was not material to any of our previously issued interim unaudited condensed consolidated financial statements. However, in order to present the condensed consolidated financial statements for the Thirty-Nine Weeks Ended September 30, 2023 correctly and consistent with the condensed consolidated financial statements for the Thirty-Nine Weeks Ended September 28, 2024, we have revised the Condensed Consolidated Statement of Cash Flows for that period as follows:

	Thirty-Nine Weeks Ended September 30, 2023
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:
Cash flows from Operating Activities:
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	$20,750	$130,576	$151,326
Other assets	$(338,721)	$239,108	$(99,613)
Accounts payable	$(503,479)	$(135,501)	$(638,980)
Accrued expenses and other	$79,104	$(234,183)	$(155,079)
Cash provided by operating activities	$59,764	$—	$59,764
New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance is not expected to have a material financial impact on our results of operations, financial position, or liquidity, and we expect to have increased reportable segment disclosures within our Segment Information note to our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis in order to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the adoption impact that this ASU will have on our income tax disclosures in the notes to our consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the adoption impact that this ASU will have on our consolidated financial statements and related disclosures.
Note 3 – Employee Awards
We issue cash awards to certain employees, which include both time-vested and performance-vested awards. The time-vested cash awards vest over a time period of three years, and the performance-vested cash awards vest upon the achievement of a certain performance target measured after a time period of three years. The performance condition for the cash awards for grants to management is based on earnings growth. Cumulative compensation expense for cash awards is recognized as a liability. Each cash award has a fixed fair value of $1.00. We recognize these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is the vesting term of the outstanding cash award. We estimate the forfeiture rate based on our historical experience.
Activity related to the cash awards is as follows:

Number of Cash Awards (in thousands)
Non-vested at December 30, 2023	67,598
Granted	1,895
Vested	(851)
Forfeited	(1,326)
Non-vested at March 30, 2024	67,316
Granted	31,976
Vested	(20,223)
Forfeited	(1,835)
Non-vested at June 29, 2024	77,234
Granted	630
Vested	(1,034)
Forfeited	(1,956)
Non-vested at September 28, 2024	74,874

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Compensation expense - cash awards	$6,087	$6,057	$18,332	$25,395
Related income tax benefit	$1,522	$1,515	$4,583	$6,349
As of September 28, 2024, the unrecognized compensation costs related to the cash awards were $39,328. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.6 years.
Participation Plan for Certain Key Employees
In July 2021, we adopted the 2021 Participation Plan (the “Plan”) to provide incentive compensation to certain key management. Under the Plan, participants are granted units, the value of which are related to our financial performance. Half of the units vest over a period of time specified in the applicable award agreement, typically in annual tranches over

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
five years. Once vested, certain qualifying events are required for any payment related to these units, with accelerated vesting in the event of certain change in control or public offering events, in each case subject to the participant’s continued employment through the applicable vesting date. The other half are payable to participants only upon the occurrence of certain qualifying events. Any payment to a participant under the time-based or performance-based units is conditioned on our reaching a minimum valuation at the time of a qualifying event or through a series of qualifying events. A qualifying event may be either a sale of some or all of our capital stock or a sale of all or substantially all of our assets. Each performance unit granted under the Plan has an initial grant date value of $1.00. As of September 28, 2024, no qualifying events have occurred or are probable of occurring, no awards under the Plan have vested (i.e., upon reaching a minimum qualifying event value) and no liability or compensation expense has been recognized by us. Further, no amounts have been paid under the Plan.
Activity related to the awards granted in the Plan was as follows:

Number of Units (in thousands)
Non-vested at December 30, 2023	194,600
Granted	4,916
Non-vested at March 30, 2024	199,516
Granted	9,664
Non-vested at June 29, 2024	209,180
Forfeited	(2,130)
Non-vested at September 28, 2024	207,050
Through September 28, 2024, there has been no compensation costs recognized for these awards.
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At September 28, 2024 and December 30, 2023, we had no derivatives that were designated as hedging instruments.
In the first quarter of 2023, we entered into agreements to purchase interest rate caps, which established a 5.5% upper limit on the London Interbank Offered Rate (“LIBOR”) interest rate applicable to a substantial portion of the borrowings under the senior secured term loan facility (the “Term Loan Credit Facility”) through the first quarter of 2025. These interest rate cap agreements qualify for hedge accounting treatment and, accordingly, we recorded the fair value of the agreements as an asset and the change in fair value within accumulated other comprehensive loss during the period in which the change occurs. Due to the cessation of the LIBOR interest rate on June 30, 2023, we amended the interest rate cap agreements to establish a 5.317% upper limit on the Secured Overnight Financing Rate (“SOFR”) interest rate in order to align with the conversion to a SOFR-based rate for the underlying Term Loan Credit Facility. We elected to apply the practical expedient under ASU 2020-04 and continued to apply hedge accounting treatment until September 2023 when we dedesignated the interest rate cap in connection with the refinancing of our Term Loan Credit Facility, the impact of which was immaterial.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$365,142	$515,691	$5,932	$1,805
Interest rate cap	1,375,000	1,099,807	171	707
Other(2)	1,265	1,265	9,503	8,758
Other assets
Interest rate cap	—	275,193	—	177
Accrued expenses and other
Foreign exchange contracts	686,080	1,162,669	(10,953)	(11,416)
Total	$2,427,487	$3,054,625	$4,653	$31
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
(2) Related to a convertible note receivable derivative.
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Location of (gain) loss in income	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivative instruments not qualifying as cash flow hedges:
Net loss (gain) recognized in earnings	Net foreign currency exchange loss (gain)	$(9,322)	$(10,033)	$(19,277)	$24,555
	Interest expense	$128	$1,370	$813	$1,370

Derivative instruments qualifying as hedging instruments:
(Gain) loss recognized in accumulated other comprehensive income		$—	$—	$—	$(1,188)
(Gain) loss reclassified from accumulated other comprehensive income to income	Interest expense	$(171)	$(171)	$(513)	$(183)
There were no material gain or loss amounts excluded from the assessment of effectiveness. We report our derivatives at fair value as either assets or liabilities within our Condensed Consolidated Balance Sheets. See Note 5, “Fair Value Measurements”, for information on derivative fair values recorded on our Condensed Consolidated Balance Sheets for the periods presented.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 5 – Fair Value Measurements
Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 – unobservable inputs that are not corroborated by market data.
As of September 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	September 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$15,435	$—	$15,435	$—
Interest rate cap	171	—	171	—
Investments held in Rabbi Trust	92,697	92,697	—	—
Total assets at fair value	$108,303	$92,697	$15,606	$—

Liabilities:
Derivative liabilities	$10,953	$—	$10,953	$—
Contingent consideration	3,137	—	—	3,137
Total liabilities at fair value	$14,090	$—	$10,953	$3,137
As of December 30, 2023, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$10,563	$—	$10,563	$—
Interest rate cap	884	—	884	—
Investments held in Rabbi Trust	82,498	82,498	—	—
Total assets at fair value	$93,945	$82,498	$11,447	$—

Liabilities:
Derivative liabilities	$11,416	$—	$11,416	$—
Contingent consideration	4,391	—	—	4,391
Total liabilities at fair value	$15,807	$—	$11,416	$4,391
The fair value of the cash equivalents approximated cost and the change in the fair value of the marketable trading securities was recognized in the Condensed Consolidated Statements of Income to reflect these investments at fair value.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	September 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,952,500	$—	1,952,500	$—	$1,968,014
Term loan credit facility	1,158,550	—	1,158,550	—	1,117,692
	$3,111,050	$—	$3,111,050	$—	$3,085,706

	December 30, 2023
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,875,000	$—	$1,875,000	$—	$1,962,750
Term loan credit facility	1,402,950	—	1,402,950	—	1,362,487
	$3,277,950	$—	$3,277,950	$—	$3,325,237
Note 6 – Acquisitions, Goodwill and Intangible Assets
In the third quarter of 2024, we exercised our option to acquire the remaining 49% of shares of Colsof, of which we now own 100%, and paid cash of $21,846.
Earn-out and Holdback Liabilities
Earn-out liabilities for the Thirty-Nine Weeks Ended September 28, 2024 decreased by $1,254 to $3,137. Holdback liabilities for the Thirty-Nine Weeks Ended September 28, 2024 decreased by $111 to $0.
Finite-lived Identifiable Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 13 years with the predominant amounts having lives of 10 to 13 years. The gross carrying amounts of finite-lived identifiable intangible assets are $1,106,927 and $1,106,751 at September 28, 2024 and December 30, 2023, respectively, and the net carrying amounts of finite-lived identifiable intangible assets by type are as follows:

	September 28, 2024	December 30, 2023
Customer and vendor relationships	$436,466	$474,080
Tradename and trademarks	336,822	358,228
Software and developed technology	41,562	48,125
Total Intangible assets, net	$814,850	$880,433
Amortization expense was $21,771 and $21,790 for the Thirteen Weeks Ended September 28, 2024 and Thirteen Weeks Ended September 30, 2023, respectively, and $65,265 and $65,313 for the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023 , respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	September 28, 2024	December 30, 2023
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $31,986 and $37,250, respectively	$1,968,014	$1,962,750
Term loan credit facility, net of unamortized discount of $12,398 and $11,733, respectively, and unamortized deferred financing costs of $29,910 and $35,780, respectively	1,117,692	1,362,487
ABL revolving credit facility	100,000	30,000
Revolving trade accounts receivable-backed financing programs	258,327	331,920
Lines of credit and other debt	394,418	236,451
Total debt	3,838,451	3,923,608
Short-term debt and current maturities of long-term debt	(494,418)	(265,719)
Total long-term debt	$3,344,033	$3,657,889
In June 2024 we voluntarily repaid $150,000 on our Term Loan Credit Facility. In September 2024, we refinanced our existing Term Loan Credit Facility and repaid $100,000 of the principal balance of our outstanding term loans. The refinancing reduced the interest rate spread over the SOFR by 25 basis points and eliminated the credit-spread adjustment. Borrowings under the Term Loan Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00%) plus a margin of 1.75% or (2) SOFR (subject to a 0.50% floor) plus a margin of 2.75%. Additionally, in connection with such refinancing, we extended the maturity date of the term loans to September 19, 2031. As a result of applying the debt guidance under Accounting Standards Codification 470, we accounted for the refinancing primarily as a modification resulting in a loss of $1,927.
Also in September 2024, we entered into Amendment No. 4 to the ABL Credit Agreement, to amend the ABL Credit Agreement to, among other things, extend the maturity date to September 20, 2029.
Note 8 – Restructuring Costs
In the third quarter of 2023, as a result of changing global and local market conditions, we initiated a global restructuring plan. In the first quarter of 2024, we took further actions under this plan, resulting in organizational and staffing changes and a headcount reduction of 503 employees. We currently do not anticipate material future costs to be incurred under this restructuring plan.
There were no material restructuring costs in the Thirteen Weeks Ended September 28, 2024. The following tables summarize the restructuring costs incurred in the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility and Other Costs	Total Restructuring Costs
Thirty-Nine Weeks Ended September 28, 2024
North America		$6,960	$230	$7,190
EMEA		11,307	—	11,307
Asia-Pacific		3,194	—	3,194
Latin America		268	59	327
Total	503	$21,729	$289	$22,018

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility and Other Costs	Total Restructuring Costs
Thirty-Nine Weeks Ended September 30, 2023
North America		$12,572	$3,401	$15,973
EMEA		1,664	28	1,692
Asia-Pacific		1,316	—	1,316
Latin America		109	—	109
Total	606	$15,661	$3,429	$19,090
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2023 and 2024 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Thirty-Nine Weeks Ended September 28, 2024
Employee termination benefits	$2,060	$21,729	$(18,841)	$32	$4,980
Facility and other costs	—	289	(289)	—	—
Total	$2,060	$22,018	$(19,130)	$32	$4,980
The remaining liabilities will be substantially paid by the end of fiscal year 2024.
Note 9 – Income Taxes
For the Thirteen Weeks Ended September 28, 2024, and Thirteen Weeks Ended September 30, 2023, our effective tax rate was 35.4% and 27.9%, respectively. For the Thirty-Nine Weeks Ended September 28, 2024, and Thirty-Nine Weeks Ended September 30, 2023, our effective tax rate was 35.1% and 30.2%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended September 28, 2024, included $4,481 of tax expense, or 3.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended September 28, 2024, also included $4,139 of tax expense, or 3.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024. The tax provision for the Thirteen Weeks Ended September 30, 2023, included $4,057 of tax expense, or 3.4 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirteen Weeks Ended September 30, 2023, included $5,777 of net tax benefit, or 4.8 percentage points of the effective tax rate, primarily due to an increase in actual 2022 U.S. foreign tax credit utilization as compared to our previous estimate, partially offset by a variety of other small tax adjustments.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The tax provision for the Thirty-Nine Weeks Ended September 28, 2024, included $10,407 of tax expense, or 3.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirty-Nine Weeks Ended September 28, 2024, included $1,878 of tax expense, or 0.7 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is currently under valuation allowance. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024, also included $5,817 of tax expense, or 2.1 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024. The tax provision for the Thirty-Nine Weeks Ended September 30, 2023, included $7,743 of tax expense, or 2.5 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirty-Nine Weeks Ended September 30, 2023, also included $5,949 of net tax benefit, or 1.9 percentage points of the effective tax rate, primarily due to an increase in actual 2022 U.S. foreign tax credit utilization as compared to our previous estimate, partially offset by $1,666 of tax expense, or 0.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2023.
Our effective tax rate during these periods differed from the U.S. federal statutory rate of 21% primarily due to the items noted above, as well as the relative mix of earnings or losses and various tax rates, including state taxes, within the jurisdictions in which we operate, such as: (a) losses in certain jurisdictions in which we are not able to record a tax benefit; (b) changes in the valuation allowance on deferred tax assets; and (c) changes in tax laws or interpretations thereof.
At September 28, 2024, we had gross unrecognized tax benefits of $15,566 compared to $16,785 at December 30, 2023. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,246 and $9,282 at September 28, 2024 and December 30, 2023, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses and various tax rates in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets or changes in tax laws or interpretations thereof. In addition, in the normal course of business, we are subject to tax examination by taxing authorities in the U.S., states and over fifty foreign jurisdictions in which we operate. In our material tax jurisdictions, the statute of limitations is open, in general, for three to five years.
In the U.S., our federal tax returns for the tax years from 2019 to 2022 are under audit by the IRS. It is possible that within the next twelve months, (1) ongoing tax examinations of our U.S. federal tax returns, individual states and several of our foreign jurisdictions may be resolved, (2) new tax exams may commence and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
Note 10 – Commitments and Contingencies
As a company with a substantial employee population and with operations in a large number of countries, Ingram Micro is involved, either as a plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The Company records a provision with respect to a claim, suit, investigation, or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If there is at least a reasonable possibility that a material loss may have been incurred associated with pending legal claims, or when assertion of unasserted material claims is considered probable, we disclose such fact, and if reasonably estimable, we provide an estimate of the possible loss or range of possible loss. We record our best estimate of a loss related to pending legal and regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability related to pending legal and regulatory proceedings and revise our estimates and update our disclosures accordingly. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Our legal costs associated with legal matters are recorded to expense as incurred.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The Company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses (individually or in the aggregate). Whether any losses, damages, or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact of such losses, damages or remedies may have in the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 40,606 ($7,460 at September 28, 2024 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 764,917 ($140,530 at September 28, 2024 exchange rates) in principal and associated penalties, interest and fines.
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022 the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($105,944 at September 28, 2024 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. A decision is expected in November 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
In January 2021, we first learned through external sources that in June 2019, the Court of Additional Chief Metropolitan Magistrate (Special Acts), Central District, Tis Hazari in New Delhi (the “New Delhi Court”) issued a summoning order naming Ingram Micro India Ltd. (“IMIL”) as one of 40 legal entity defendants in a criminal complaint. IMIL is accused by the Serious Fraud Office of cheating and criminal conspiracy based on four payments it made over 15 years ago at the request of a certain vendor. In February 2021, outside legal counsel appeared on IMIL’s behalf at the New Delhi Court and requested relevant documentation pertaining to these charges to assess IMIL’s legal position. IMIL has vigorously contested the charges as we believe the charges to be meritless and in December 2021 filed a motion to dismiss.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,491 at September 28, 2024 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. We believe the tax assessment gives rise to a reasonably possible loss of Saudi Riyal 159,985 ($42,652 at September 28, 2024 exchange rates) in tax and a probable risk of Saudi Riyal 5,466 ($1,457 at September 28, 2024 exchange rates) in tax. In addition, we believe it is possible the tax authorities will assess us for payments to non-resident vendors for software distributed to resellers for the years 2021 through the third quarter of 2024, which gives rise to a reasonably possible loss of Saudi Riyal 360,177 ($96,023 at September 28, 2024 exchange rates) in tax and a probable risk of Saudi Riyal 1,375 ($367 at September 28, 2024 exchange rates) in tax. Associated penalties have a remote risk due to the assessments being based on a difference in interpretation of Saudi tax law. In February 2024 and early April 2024, ZATCA issued new guidelines on taxation of payments for software, which largely appear to no longer assert that withholding tax is due on payments to non-resident vendors for software distributed to resellers. While we continue to analyze the guidelines it is unclear how ZATCA will utilize the guidelines with respect to the pre-guidelines periods since they are only applicable on a prospective basis; however, we believe they are a positive development as the new guidelines appear to be largely consistent with the interpretation before the assessments were made. In May 2024, at our request, the court granted a third 6-month suspension of the case. In September 2024, we submitted a resolution proposal for the years 2015 through 2020 for Saudi Riyal 5,466 ($1,457 at September 28, 2024 exchange rates), which is in alignment with the probable risk listed above. We strongly believe that we have administered taxes correctly, that these payments to non-resident vendors for software distributed to resellers are not subject to withholding tax and that we will ultimately prevail in this matter.
We may be subject to non-income based tax unasserted claims related to transactions with certain non-U.S. affiliates and indirect tax related matters. As of September 28, 2024, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory that might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of salable inventory purchased from us that is still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,874. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
Note 11 – Segment Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments coincide with the geographic operating segments which include North America, EMEA, Asia-Pacific and Latin America. The measure of segment profit is income from operations.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Geographic areas in which we operated our reportable segments during the periods presented include North America (the United States and Canada), EMEA, (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka and Thailand) and Latin America (Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate certain Corporate Costs or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 3, “Employee Awards”); therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
North America	$4,283,677	$4,551,370	$12,704,320	$13,662,409
EMEA	3,470,507	3,474,126	10,194,670	10,355,358
Asia-Pacific	3,153,879	2,899,522	9,161,016	8,236,696
Latin America	854,565	1,000,355	2,578,995	2,766,400
Total	$11,762,628	$11,925,373	$34,639,001	$35,020,863
Income from operations
North America	$83,330	$79,205	$206,974	$225,528
EMEA	66,912	72,185	168,558	210,342
Asia-Pacific	58,158	55,885	169,985	170,704
Latin America	27,746	19,998	75,462	59,374
Corporate	(11,885)	(8,814)	(33,224)	(27,141)
Cash-based compensation expense	(6,087)	(6,057)	(18,332)	(25,395)
Total	$218,174	$212,402	$569,423	$613,412
Capital expenditures
North America	$29,970	$52,962	$93,158	$140,358
EMEA	3,948	2,191	9,462	12,413
Asia-Pacific	2,324	3,140	3,455	6,934
Latin America	730	2,486	2,570	5,281
Total	$36,972	$60,779	$108,645	$164,986
Depreciation
North America	$19,688	$15,357	$54,547	$49,685
EMEA	3,854	4,106	11,520	13,321
Asia-Pacific	1,646	1,938	4,948	5,857
Latin America	1,482	1,341	4,622	4,594
Total	$26,670	$22,742	$75,637	$73,457
Amortization of intangible assets
North America	$10,537	$10,547	$31,619	$31,636
EMEA	6,055	5,994	18,009	17,852
Asia-Pacific	4,367	4,368	13,093	13,241
Latin America	812	881	2,544	2,584
Total	$21,771	$21,790	$65,265	$65,313
Integration, transition and other costs (a)
North America	$1,170	$2,978	$3,249	$2,994
EMEA	1,756	(1,672)	2,785	(1,095)
Asia-Pacific	(2)	(1)	110	(10)
Latin America	(298)	1,909	(1,650)	3,885
Corporate	11,885	8,814	33,224	27,141
Total	$14,511	$12,028	$37,718	$32,915
(a) Costs are primarily related to (i) an advisory fee paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), ii) professional, consulting and legal costs in connection with our initial public offering and iii) consulting, retention and transition costs associated with our organizational effectiveness program charged to SG&A.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 12 – Earnings Per Share
Basic and diluted earnings per share is presented in conformity with the two-class method required for multiple classes of common stock. We report a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share is computed the same as basic earnings per share as we do not have any participating and potentially dilutive securities for any of the periods presented.
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended
	September 28, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Net income	$76,395	$574	$86,136	$647
Weighted average shares	220,742,854	1,657,146	220,742,854	1,657,146
Basic earnings per share	$0.35	$0.35	$0.39	$0.39
Diluted earnings per share	$0.35	$0.35	$0.39	$0.39

	Thirty-Nine Weeks Ended
	September 28, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Net income	$179,757	$1,349	$214,578	$1,610
Weighted average shares	220,742,854	1,657,146	220,742,854	1,657,146
Basic earnings per share	$0.81	$0.81	$0.97	$0.97
Diluted earnings per share	$0.81	$0.81	$0.97	$0.97
Note 13 - Related Party Transactions
In connection with our acquisition by Platinum, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Advisors, an entity affiliated with Platinum, pursuant to which Platinum Advisors provides corporate and advisory services to us. The Company incurs an annual fee of $25,000, plus expenses incurred by Platinum Advisors in rendering such services. During the Thirteen Weeks Ended September 28, 2024, and Thirteen Weeks Ended September 30, 2023, we incurred fees and expenses of $6,373 and $6,325, respectively, under the CASA. During the Thirty-Nine Weeks Ended September 28, 2024, and Thirty-Nine Weeks Ended September 30, 2023, we incurred fees and expenses of $19,024 and $19,106, respectively, under the CASA. These amounts have been included within SG&A expenses within the Condensed Consolidated Statements of Income.
Note 14 - Subsequent Events
On October 25, 2024, we completed an IPO, in which we issued and sold 11,600,000 shares of our Common Stock at a public offering price of $22.00 per share. We received approximately $233,110 in net proceeds after deducting $14,036 of underwriting discounts and approximately $8,054 in estimated offering costs. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility. The underwriters were granted a 30-day option to purchase up to an additional 2,790,000 shares of Common Stock from Imola JV Holdings, L.P. (the “Selling Stockholder”), which was exercised in full and closed on November 4, 2024.
27

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In connection with our IPO, we issued 2,607,713 time vesting restricted stock units with an average grant date fair value of $22.00 per share to certain key employees and directors, of which 1,473,720 restricted stock units vested immediately upon grant resulting in an expense of $32,422 that will be recorded within SG&A in the fourth quarter. The unvested balance of these awards will vest over a weighted-average period of 2.0 years. We also issued 2,467,775 of performance vesting restricted stock units, 50% of which will vest upon the achievement of a qualifying event, whereby the returns on invested capital by Platinum is 2.0 times the total of all capital or other contributions made by Platinum and the remaining 50% will vest upon the achievement of a qualifying event, whereby the returns on invested capital by Platinum is 2.5 times the total of all capital or other contributions made by Platinum, in each case, except in certain circumstances as specified in the award agreement, subject to the grantee’s continuous service with us through such qualifying event. The weighted-average grant date fair value of these awards, which was calculated using a Monte Carlo valuation model, was $17.42 per share. Immediately prior to the IPO, the Plan was terminated and all participation units were cancelled (See section “Participation Plan for Certain Key Employees”, within Note 3, “Employee Awards”, for further information).
In connection with our IPO, we also terminated the CASA.
28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 30, 2023 included in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2024 (the “Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and the Prospectus, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Unless otherwise noted in this quarterly report, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” refers to Ingram Micro Holding Corporation and its subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
Overview of Our Business
Ingram Micro Holding Corporation and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, cloud and other services worldwide. Ingram Micro operates in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America.
Our product, service and solution offerings consist of Client and Endpoint Solutions, Advanced Solutions, Cloud-based Solutions and Other, which include the product and service categories further described below. Results are impacted by changes in product mix, including entry or expansion into new markets, new product offerings and the exit or retraction of certain business. Furthermore, we have invested most heavily in recent years into Advanced Solutions and Cloud-based Solutions and capabilities globally, for which an increased need for more complex solutions coupled with more products being consumed on an as-a-service basis is driving a more rapid shift towards these offerings. Advanced Solutions and Cloud sales now collectively comprise more than one-third of our net sales.
As part of our global presence in each of our four geographic regions, we offer customers a full spectrum of hardware and software, cloud services and logistics expertise through three main lines of business: Technology Solutions, Cloud and Other. In each of our geographic segments we offer customers the product categories listed below broken down under the respective line of business. Beginning in the second quarter of 2024, we began to refer to our Commercial & Consumer category as Client and Endpoint Solutions as a better reflection of the nature of the products and services within that category.
Technology Solutions:

•Client and Endpoint Solutions. We offer a variety of higher-volume products targeted for corporate and individual end users, including desktop personal computers, notebooks, tablets, printers, components (including hard drives, motherboards, video cards, etc.), application software, peripherals, accessories and Ingram Micro branded solutions. We also offer a variety of products that enable mobile computing and productivity, including phones, phone tablets (including two-in-one “notebook/tablet” devices), smartphones, feature phones, mobile phone accessories, wearables and mobility software.
•Advanced Solutions. We offer enterprise grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes but higher-margin products individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cyber security, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financial solutions related to these product sets. We also offer customers data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration (“UCC”) and Telephony, Internet-of-Things (“IoT”) (smart office/home automation) and artificial intelligence products.

Cloud:
•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here are the offerings of our CloudBlue business, which provides customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model.
Other:
•We provide customers with IT Asset Disposition (“ITAD”), reverse logistics and repair and other related solutions. These offerings represent less than 10% of net sales for all periods presented herein.
Presentation
Net Sales
We are one of the largest distributors of technology hardware, software and services worldwide, including a leading global presence in cloud, based on revenues. We offer a broad range of IT products and services to help generate demand and create efficiencies for our customers and suppliers around the world. We serve as an integral link in the global technology value chain, driving sales and profitability for the world’s leading technology companies, resellers, mobile network operators and other customers. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general.
As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing our financial performance we exclude the effect of foreign currency fluctuations for certain periods by comparing the percent change in net sales and other key metrics on a constant currency basis. These key metrics on a constant currency basis are not accounting principles generally accepted in the United States of America (“U.S. GAAP”) financial measures. Amounts presented on a constant currency basis remove the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries by translating the current period amounts into U.S. dollars using the same foreign currency exchange rates that were used to translate the amounts for the previous comparable period.
Gross Margin
The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. Likewise, in times of heavy demand or when supply constraints become significant, prices for certain technology products will tend to increase. To manage our profitability, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor engagement programs. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as enterprise computing, data center and automatic identification and DC / POS. Additionally, we continue to expand our capabilities in what we believe are faster growing and higher margin service-oriented businesses, including cloud and hybrid cloud/on-premise solutions.

Selling, General and Administrative (“SG&A”) Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. On an ongoing basis, we regularly look to optimize and drive efficiencies throughout our operations, which includes the use of temporary workforce to address staffing needs particularly in our warehouse operations where demand levels are more impactful on workloads. SG&A expenses also include the cost of investment in certain initiatives to accelerate growth and profitability and optimize our operations. We continue to increase our presence in cloud which generally has higher gross margins but also requires higher automation and investment in commerce and other platforms to address its respective end markets.
Restructuring Costs
We have instituted a number of cost reduction and profit enhancement programs over the years, which in certain years included reorganization actions across various parts of our business to respond to changes in the economy and to further enhance productivity and profitability. These actions have included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities.
Foreign Currency Translation
The financial statements of our foreign subsidiaries for which the functional currency is the local currency, are translated into U.S. dollars using (i) the exchange rate at each balance sheet date for assets and liabilities and (ii) an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a small number of operations within our EMEA, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and nonmonetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Condensed Consolidated Statements of Income.
Working Capital and Debt
The IT products distribution business is working capital intensive. Our business requires significant levels of working capital, primarily trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. For our working capital needs, we rely heavily on trade credit from vendors, and also on trade accounts receivable financing programs and proceeds from debt facilities. We maintain a strong focus on management of working capital in order to maximize returns on investment, cash provided by operations, and our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to the timing of customer receipts, inventory stocking levels and periodic payments to vendors. A higher concentration of payments received from customers toward the end of each month, combined with the timing of payments we make to our vendors, typically yields lower debt balances and higher cash balances at our quarter-ends than is the case throughout the quarter or year. Our future debt requirements may increase and/or our cash levels may decrease to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions or other investments in the business.

Results of Operations
Results of Operations for the Thirteen Weeks Ended September 28, 2024 and Thirteen Weeks Ended September 30, 2023:
We do not allocate cash-based compensation expense or certain Corporate costs to our reportable segments; therefore, we are reporting these amounts separately.
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended September 28, 2024		Thirteen Weeks Ended September 30, 2023		Amount	Percentage
North America	$4,283,677	36%	$4,551,370	38%	$(267,693)	(5.9)%
EMEA	3,470,507	30	3,474,126	29	(3,619)	(0.1)
Asia-Pacific	3,153,879	27	2,899,522	24	254,357	8.8
Latin America	854,565	7	1,000,355	9	(145,790)	(14.6)
Total	$11,762,628	100%	$11,925,373	100%	$(162,745)	(1.4)%

	Thirteen Weeks Ended September 28, 2024		Thirteen Weeks Ended September 30, 2023
					Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$83,330	1.95%	$79,205	1.74%	$4,125	0.21%
EMEA	66,912	1.93	72,185	2.08	(5,273)	(0.15)
Asia-Pacific	58,158	1.84	55,885	1.93	2,273	(0.09)
Latin America	27,746	3.25	19,998	2.00	7,748	1.25
Corporate	(11,885)	—	(8,814)	—	(3,071)	—
Cash-based compensation expense	(6,087)	—	(6,057)	—	(30)	—
Total	$218,174	1.85%	$212,402	1.78%	$5,772	0.07%

	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Net sales	100.00%	100.00%
Cost of sales	92.81	92.83
Gross profit	7.19	7.17
Operating expenses:
Selling, general and administrative	5.33	5.23
Restructuring costs	—	0.16
Income from operations	1.85	1.78
Total other (income) expense	0.84	0.77
Income before income taxes	1.01	1.01
Provision for income taxes	0.36	0.28
Net income	0.65%	0.73%

Consolidated net sales were $11,762,628 for the Thirteen Weeks Ended September 28, 2024, compared to $11,925,373 for the Thirteen Weeks Ended September 30, 2023. The 1.4% decrease for the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, was primarily a result of lower net sales in our North America and Latin America regions, partially offset by net sales growth in our Asia-Pacific region. Net sales of advanced solutions offerings declined by 5% globally in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, partially offset by growth of 1% globally in net sales of client and endpoint solutions, particularly in mobility devices in some markets, growth of 21% globally in net sales of our cloud-based solutions and growth of 11% globally in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar negatively impacted the comparison of our global net sales year-over-year by approximately 0.1%.
The $267,693, or 5.9%, decrease in North American net sales for the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, was primarily driven by a decline of 8% in net sales of client and endpoint solutions attributed to declines in mobility distribution, particularly smartphones, application software and components in the United States. Net sales of advanced solutions offerings also declined by 6% attributed to declines in networking solutions in the United States and Canada, as well as declines in audio visual and digital signage, DC / POS and UCC and Telephony in the United States. The networking decline is inclusive of a challenging comparison to prior year when we were fulfilling heavy backlog from prior period supply constraints. These factors were partially offset by growth of 42% in net sales of Other services, as well as growth of 30% in net sales of cloud-based solutions in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023.
The $3,619, or 0.1%, decrease in EMEA net sales for the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, was a result of a 13% decline in net sales of Other services due to declines in our Reverse Logistics and Repair business in the United Kingdom and France. These results were partially offset by growth of 22% in net sales of cloud-based solutions in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 driven by the United Kingdom and Spain. Additionally, advanced solutions offerings and client and endpoint solutions saw modest growth in the region, driven by infrastructure software in Germany, as well as notebooks in the Netherlands, Sweden, Turkey and the United Kingdom, respectively. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of approximately 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for Other services decreased by 15%, client and endpoint solutions decreased by 1%, advanced solutions decreased by 1% and cloud-based solutions increased by 19%.
The $254,357, or 8.8%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 was driven by 17% growth in net sales of client and endpoint solutions in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 driven by growth in mobility distribution, particularly smartphones in China, as well as consumer electronics in India. Net sales of Other services also increased by 13% driven by growth in ITAD in the Philippines. These results were partially offset by a decline of 7% in net sales of advanced solutions driven by lower net sales of infrastructure software in Hong Kong. Additionally, net sales of cloud-based solutions declined by 1% in the region during the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s net sales.
The $145,790, or 14.6%, decrease in Latin American net sales for the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 was primarily driven by a 13% decrease in net sales of client and endpoint solutions, attributed to declines in mobility distribution, particularly smartphones in Miami Export, as well as notebooks in Miami Export and consumer electronics in Mexico and Peru. Additionally, net sales of advanced solutions offerings declined by 19% year-over-year in the region as a result of declines in networking in Mexico. Net sales of cloud-based solutions also declined by 5%, largely driven by Brazil. These results were partially offset by growth of 54% in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 6% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions decreased by 7%, advanced solutions offerings decreased by 13%, while Other services increased by 76% and cloud-based solutions increased by 5% in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023.
Gross profit was $845,492 for the Thirteen Weeks Ended September 28, 2024, compared to $854,844 for the Thirteen Weeks Ended September 30, 2023. Gross margin increased by 2 basis points in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. The decrease in gross profit dollars was primarily attributable to the previously described declines in our net sales. The 2 basis point increase in gross margin was driven by a shift in sales mix towards our higher-margin cloud-based solutions and Other services net sales particularly in North America during the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. These factors were partially offset by the translation impact of foreign currencies relative to the U.S. dollar, which had a negative impact of 2 basis points on the year-over-year comparison of gross margin.

Total SG&A expenses increased $3,966, and increased by 10 basis points of net sales in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. The increase in SG&A dollars is driven by increases in depreciation expense of $3,927, corporate costs of $3,071 and professional and outside service costs of $2,922. In connection with the refinancing of our senior secured term loan facility (the “Term Loan Credit Facility”) in September 2024, we incurred $8,786 of debt refinancing costs within SG&A expenses. These increases were partially offset by a decrease in compensation and headcount expenses of $2,998, driven by the efforts taken under our global restructuring plan further described below. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of SG&A as a percentage of net sales.
During the Thirteen Weeks Ended September 30, 2023, we recognized $19,090 of restructuring costs, which represented organizational and staffing changes, including a headcount reduction, primarily in our North American operations.
Income from operations was $218,174, or 1.85% of net sales, in the Thirteen Weeks Ended September 28, 2024, compared to $212,402, or 1.78% of net sales, in the Thirteen Weeks Ended September 30, 2023. The 7 basis point year-over-year increase in income from operations margin is primarily due to the impact of $19,090, or 16 basis points as a percentage of net sales, of restructuring costs incurred in the Thirteen Weeks Ended September 30, 2023, as well as the increase in gross margin described above. This was partially offset by the increase in SG&A expenses as a percentage of net sales described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 21 basis points in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 primarily due to a shift in sales mix towards our higher-margin cloud-based solutions and Other services net sales. Additionally, SG&A expenses as a percentage of net sales decreased in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 in the region; most notably restructuring costs decreased by 36 basis points, insurance costs decreased by 4 basis points and integration and transition costs decreased by 4 basis points. These were partially offset by compensation and headcount expenses which, although we saw a decrease in dollars, increased by 18 basis points as a percentage of net sales due to the decrease in net sales in the Thirteen Weeks Ended September 28, 2024.
Our EMEA income from operations margin decreased 15 basis points in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023 primarily due to an increase in SG&A expenses as a percentage of net sales in the region. Most notably, integration and transition costs increased by 10 basis points of net sales, professional and outside services costs increased by 2 basis points, rental and occupancy costs increased by 2 basis points and advertising expenses increased by 2 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 3 basis points on the year-over-year comparison on the region’s income from operations margin
Our Asia-Pacific income from operations margin decreased 9 basis points in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, primarily as a result of a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions. Additionally, income from operations margin was impacted by a 10 basis point increase in inventory reserves in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023, which combined to have a negative impact of 17 basis points of net sales on the region’s income from operations margin. These factors were partially offset by a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 10 basis points and professional and outside service costs decreased by 3 basis points. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 125 basis points in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. Despite lower net sales, the region’s net sales mix shifted towards our higher-margin cloud-based solutions net sales. The region also experienced favorable margin achievement on cloud-based solutions, advanced solutions offerings and client and endpoint solutions net sales in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023. These factors had a combined positive impact of 153 basis points on the region’s income from operations margin. These results were partially offset by an increase in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses increased by 55 basis points, software-related costs increased by 6 basis points, depreciation expense increased by 4 basis points, partially offset by a 23 basis point decrease in bad debt expense as well as a 23 basis point decrease in integration and transition costs. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 13 basis points on the year-over-year comparison of the region’s income from operations margin.

In the Thirteen Weeks Ended September 28, 2024, Corporate costs included $6,250 of advisory fees paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), which we will no longer incur following the initial public offering (the “IPO”), $3,315 of remaining costs no longer covered by payments under the Transition Services Agreement, dated as of April 4, 2022 with CMA CGM Group and $2,329 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Thirteen Weeks Ended September 30, 2023, Corporate costs consisted primarily of $6,250 of advisory fees paid to Platinum Advisors, and $1,631 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense increased slightly by $30 in the Thirteen Weeks Ended September 28, 2024 compared to the Thirteen Weeks Ended September 30, 2023.
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $98,951 in the Thirteen Weeks Ended September 28, 2024 compared to $92,064 in the Thirteen Weeks Ended September 30, 2023. The increase is largely driven by an increase of $21,137 in net foreign currency exchange loss. This was partially offset by a decrease in interest expense of $12,067, primarily as a result of lower average debt outstanding in the current year period, due in particular to $805,000 in voluntary principal payments on our Term Loan Credit Facility made since June 2023, including recent payments of $150,000 made in June 2024 and $100,000 made in September 2024.
We recorded an income tax provision of $42,254, or an effective tax rate of 35.4%, in the Thirteen Weeks Ended September 28, 2024, compared to $33,555, or an effective tax rate of 27.9% in the Thirteen Weeks Ended September 30, 2023. The tax provision for the Thirteen Weeks Ended September 28, 2024 included $4,481 of net tax expense, or 3.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended September 28, 2024, also included $4,139 of tax expense, or 3.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024. The tax provision for the Thirteen Weeks Ended September 30, 2023, included $4,057 of tax expense, or 3.4 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended September 30, 2023, also included $5,777 of net tax benefit, or 4.8 percentage points of the effective tax rate, primarily due to an increase in actual 2022 U.S. foreign tax credit utilization as compared to our previous estimate, partially offset by a variety of other small tax adjustments.
Results of Operations for the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023:
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirty-Nine Weeks Ended September 28, 2024		Thirty-Nine Weeks Ended September 30, 2023		Amount	Percentage
North America	$12,704,320	37%	$13,662,409	39%	$(958,089)	(7.0)%
EMEA	10,194,670	29	10,355,358	30	(160,688)	(1.6)
Asia-Pacific	9,161,016	26	8,236,696	23	924,320	11.2
Latin America	2,578,995	8	2,766,400	8	(187,405)	(6.8)
Total	$34,639,001	100%	$35,020,863	100%	$(381,862)	(1.1)%

	Thirty-Nine Weeks Ended September 28, 2024		Thirty-Nine Weeks Ended September 30, 2023		Change Increase (Decrease)
					Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$206,974	1.63%	$225,528	1.65%	$(18,554)	(0.02)%
EMEA	168,558	1.65	210,342	2.03	(41,784)	(0.38)
Asia-Pacific	169,985	1.86	170,704	2.07	(719)	(0.21)
Latin America	75,462	2.93	59,374	2.15	16,088	0.78
Corporate	(33,224)	—	(27,141)	—	(6,083)	—
Cash-based compensation expense	(18,332)	—	(25,395)	—	7,063	—
Total	$569,423	1.64%	$613,412	1.75%	$(43,989)	(0.11)%

	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Net sales	100.00%	100.00%
Cost of sales	92.76	92.67
Gross profit	7.24	7.33
Operating expenses:
Selling, general and administrative	5.55	5.53
Restructuring costs	0.06	0.05
Income from operations	1.64	1.75
Total other (income) expense	0.84	0.86
Income before income taxes	0.80	0.89
Provision for income taxes	0.28	0.27
Net income	0.52%	0.62%
Consolidated net sales were $34,639,001 for the Thirty-Nine Weeks Ended September 28, 2024 compared to $35,020,863 for the Thirty-Nine Weeks Ended September 30, 2023. The 1.1% decrease in our consolidated net sales for the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, was primarily a result of lower net sales in our North America, Latin America and EMEA regions, partially offset by growth in our Asia-Pacific region. The Thirty-Nine Weeks Ended September 28, 2024 saw lower volume compared to the Thirty-Nine Weeks Ended September 30, 2023, particularly in advanced solutions offerings resulting from the fulfillment of significant product backlogs that benefited net sales in the prior year period. Advanced solutions offerings declined by 6% globally. This was partially offset by growth of 2% globally in net sales of client and endpoint solutions, primarily from mobility device sales in certain markets, growth of 27% in net sales of our cloud-based solutions, and growth of 2% in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar negatively impacted the comparison of our global net sales year-over-year by approximately 0.2%.
The $958,089, or 7.0%, decrease in our North American net sales for the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, was primarily driven by a decline of 11% in net sales of advanced solutions offerings attributed to declines in networking solutions in the United States and Canada, which includes a challenging prior year comparison due to heavy backlog fulfillment in the prior year as noted above, as well as declines in net sales of DC / POS and audio visual and digital signage solutions in the United States. Net sales of client and endpoint solutions also declined by 5% attributed to declines in mobility distribution, particularly in smartphones in the United States. These factors were partially offset by growth of 28% in net sales of cloud-based solutions, as well as growth of 14% in net sales of Other services in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023.

The $160,688, or 1.6%, decrease in EMEA net sales for the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023 was primarily driven by a 6% decline in net sales of advanced solutions offerings due to declines in networking in Germany and the United Kingdom. Specialty offerings also declined in the region, attributed to DC / POS declines in Germany and the United Kingdom. Additionally, net sales of Other services declined by 9% in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. These results were partially offset by growth of 2% in net sales of client and endpoint solutions in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, driven by growth in mobility distribution, particularly smartphones in the United Kingdom, as well as notebooks in the Netherlands, Turkey, Sweden, and the United Kingdom. Additionally, net sales of cloud-based solutions increased by 21% year-over-year in the region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of approximately 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for advanced solutions offerings declined by 7% and Other services declined by 11%, while client and endpoint solutions increased by 1% and cloud-based solutions increased by 20%.
The $924,320, or 11.2%, increase in Asia-Pacific net sales for the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023 was primarily driven by double-digit net sales growth in client and endpoint solutions and cloud-based solutions. Net sales of client and endpoint solutions increased 13% in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, primarily as a result of growth in mobility distribution, particularly smartphones in China and India. Net sales of advanced solutions offerings increased by 7%, which was driven by growth in server net sales in India and Singapore, as well as growth in networking solutions in China. Additionally, net sales of cloud-based solutions increased by 16% year-over-year, led by growth in Australia and Singapore. These results were slightly offset by a 17% decline in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 15%, advanced solutions offerings increased by 8%, cloud-based solutions increased by 17%, while Other services declined by 15%.
The $187,405, or 6.8%, decrease in Latin American net sales for the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023 was primarily driven by a 6% decrease in net sales of client and endpoint solutions, which was driven by declines in mobility distribution, particularly smartphones in Miami Export. Additionally, net sales of advanced solutions offerings declined by 10% year-over-year in the region as a result of declines in networking in Mexico and Brazil, a portion of which results from the challenging prior year comparisons driven by backlog fulfillment as discussed above. These results were partially offset by growth of 36% in net sales of cloud-based solutions, driven by strong results in Brazil. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions declined by 5%, advanced solutions offerings declined by 9%, while cloud-based solutions increased by 40%.
Gross profit was $2,508,860 for the Thirty-Nine Weeks Ended September 28, 2024, compared to $2,568,477 for the Thirty-Nine Weeks Ended September 30, 2023. Gross margin decreased by 9 basis points in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. The decrease in gross profit dollars was primarily attributable to the previously described declines in our net sales. The 9 basis point decrease in gross margin was driven primarily by a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions in North America and EMEA, as well as an overall shift in net sales mix towards our lower gross margin, but lower cost-to-serve, Asia Pacific region during the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. These factors were partially offset by the translation impact of foreign currencies relative to the U.S. dollar, which had a positive impact of 1 basis point on the year-over-year comparison of gross margin.
Total SG&A expenses decreased $18,556, and increased by 2 basis points of net sales in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. The decrease in SG&A dollars is driven by decreases in compensation and headcount expenses of $15,770, driven by the efforts taken under our global restructuring plan further described below. Additionally, bad debt expense decreased $7,252, and professional and outside service costs decreased $6,014. These decreases were partially offset by an increase in corporate costs of $6,083. Additionally, the prior year period includes a one-time benefit of $5,261 related to a legal settlement. In connection with the September 2024 refinancing of our Term Loan Credit Facility, we incurred $8,786 of debt refinancing costs within SG&A expenses. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of SG&A as a percentage of net sales.

We recorded restructuring costs of $22,018, or 6 basis points of net sales, during the Thirty-Nine Weeks Ended September 28, 2024 compared to $19,090, or 5 basis points of net sales during the Thirty-Nine Weeks Ended September 30, 2023. Such costs represented efforts taken under our global restructuring plan originally announced in July 2023, and for which many actions were taken in the third quarter of the prior year. The charges in the current year included organizational and staffing changes as well as headcount reductions during the first quarter of 2024. The impact of this global restructuring plan was not fully achieved until the third quarter of 2024 and is coupled with other efforts to manage headcount costs through management of discretionary operating expenses. The charges in the Thirty-Nine Weeks Ended September 30, 2023 represented organizational and staffing changes, including a headcount reduction, primarily in our North American operation.
Income from operations was $569,423, or 1.64%, of net sales in the Thirty-Nine Weeks Ended September 28, 2024, compared to $613,412, or 1.75% of net sales, in the Thirty-Nine Weeks Ended September 30, 2023. The 11 basis point year-over-year decrease in income from operations margin was primarily due to the decrease in gross margin, the increase in SG&A expenses as a percentage of net sales, as well as the increase in restructuring costs of 1 basis point of net sales, described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 2 basis points in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023 primarily due to an increase in SG&A expenses as a percentage of the lower net sales in the region as described above. Most notably, compensation and headcount expenses, which decreased in dollars, increased by 17 basis points of net sales due to the lower net sales noted above. Depreciation expense also increased by 7 basis points. These were partially offset by a 7 basis point reduction in other miscellaneous expenses, a 3 basis point reduction in insurance costs as well as an increase in gross margin driven by a shift towards higher-margin cloud-based solutions net sales.
Our EMEA income from operations margin decreased 38 basis points in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, primarily due to an increase in SG&A expenses as a percentage of the lower net sales in the region as described above. Most notably, restructuring costs increased by 9 basis points of net sales, compensation and headcount expenses increased by 8 basis points, integration and transition costs increased by 4 basis points and professional and outside service costs increased by 2 basis points. Additionally, the region’s gross margin declined 10 basis points primarily as a result of a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions during the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. The EMEA region also benefited from strong margin performance and vendor programs on product categories for which there was significant backlog fulfillment occurring in the prior year as supply constraints eased. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin decreased 21 basis points in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023, primarily as a result of a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions. Additionally, income from operations margin was impacted by an 8 basis point increase in inventory reserves in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. These factors had a combined negative impact of 34 basis points of net sales on the region’s income from operations margin. These factors were partially offset by a decrease in SG&A expense as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 19 basis points and depreciation expense decreased by 2 basis points. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 78 basis points in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. Despite lower net sales, the region’s net sales mix shifted towards our higher-margin cloud-based solutions net sales. The region also experienced favorable margin achievement on advanced solutions and client and endpoint solutions net sales in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023. These factors had a combined positive impact of 115 basis points on the region’s income from operations margin. These results were partially offset by an increase in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses increased by 52 basis points, partially offset by a decrease in bad debt expense of 34 basis points as the previous period was impacted by aging receivable balances related to a single project. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 9 basis points on the year-over-year comparison of the region’s income from operations margin.

In the Thirty-Nine Weeks Ended September 28, 2024, Corporate included $18,750 of advisory fees paid to Platinum Advisors, which we will no longer incur following the IPO, and $7,253 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Thirty-Nine Weeks Ended September 30, 2023, Corporate costs consisted primarily of $18,750 of advisory fees paid to Platinum Advisors and $5,086 related to investments in certain initiatives to accelerate growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $7,063 in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023 primarily due to the impact of over-achievement on performance targets in the Thirty-Nine Weeks Ended September 30, 2023.
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $290,356 in the Thirty-Nine Weeks Ended September 28, 2024 compared to $303,713 in the Thirty-Nine Weeks Ended September 30, 2023. The decrease is largely driven by lower interest expense of $26,961 primarily as a result of lower average debt outstanding in the current year period, due in particular to $805,000 in voluntary principal payments on our Term Loan Credit Facility made since June 2023, including recent payments of $150,000 made in June 2024 and $100,000 made in September 2024. The decrease was partially offset by an increase of $11,297 in net foreign currency exchange loss in the Thirty-Nine Weeks Ended September 28, 2024 compared to the Thirty-Nine Weeks Ended September 30, 2023.
We recorded an income tax provision of $97,961, or an effective tax rate of 35.1%, in the Thirty-Nine Weeks Ended September 28, 2024, compared to $93,511, or an effective tax rate of 30.2%, in the Thirty-Nine Weeks Ended September 30, 2023. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024 included $10,407 of tax expense, or 3.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirty-Nine Weeks Ended September 28, 2024 included $1,878 of tax expense, or 0.7 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is currently under valuation allowance. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024 also included $5,817 of tax expense, or 2.1 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024. The tax provision for the Thirty-Nine Weeks Ended September 30, 2023 included $7,743 of tax expense, or 2.5 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirty-Nine Weeks Ended September 30, 2023 also included $5,949 of net tax benefit, or 1.9 percentage points of the effective tax rate, primarily due to an increase in actual 2022 U.S. foreign tax credit utilization as compared to our previous estimate, partially offset by $1,666, or 0.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2023.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $849,472 and $948,490 at September 28, 2024 and December 30, 2023, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,344,822 at September 28, 2024 and $4,417,984 at December 30, 2023

	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Cash provided by (used in):
Operating activities	$23,878	$59,764
Investing activities	$77,008	$(56,566)
Financing activities	$(158,424)	$(472,073)
Operating activities provided net cash of $23,878 and $59,764 during the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023, respectively. The lower net cash provided during the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by the prior year period benefiting from a significant reduction in inventory as we worked through significant product backlogs and supply constraints through the first three quarters of 2023, which was partially offset by a return to more normal payment terms with our vendors after we were granted extended terms in prior periods when supply constraints were most significant.
Investing activities provided net cash of $77,008 and used net cash of $56,566 during the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023, respectively. The net cash provided during the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by proceeds from the deferred purchase price of factored receivables of $188,877 and proceeds from notes receivable due from certain customers of $29,465, partially offset by capital expenditures of $106,643 and issuance of notes receivable to certain customers of $48,692. The net cash used during the Thirty-Nine Weeks Ended September 30, 2023 was primarily driven by capital expenditures of $164,986, partially offset by proceeds from the deferred purchase price of factored receivables of $111,695.
Financing activities used net cash of $158,424 and $472,073 during the Thirty-Nine Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 30, 2023, respectively. The net cash used during the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by voluntary repayments of our term loan totaling $250,000, gross repayments of other debt of $105,002, purchase of the remaining minority interest of Colsof in Colombia totaling $21,846, partially offset by net proceeds from revolving and other credit facility of $162,617 and gross proceeds from other debt of $89,132. The net cash used during the Thirty-Nine Weeks Ended September 30, 2023 primarily reflects voluntary repayments of our term loan totaling $560,000, gross repayments of other debt of $43,794, and the change in unremitted cash collections from servicing factored receivables of $25,661, partially offset by net proceeds from our revolving and other credit facilities of $139,286 and gross proceeds from other debt of $29,024.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,938,685, of which $3,834,829 was outstanding, at September 28, 2024. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $849,472 and $948,490 at September 28, 2024 and December 30, 2023, respectively, of which $757,226 and $874,890, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% and 20% of our total cash and cash equivalents at September 28, 2024 and December 30, 2023, respectively, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, India, Canada, and Australia. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of September 28, 2024 and December 30, 2023, we had book overdrafts of $446,491 and $409,420, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies, for at least the next twelve months. We currently anticipate that the cash used for debt repayments will primarily come from our domestic cash, cash generated from on-going U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace maturing credit facilities and other indebtedness in a timely manner on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
Our current portfolio of utilized committed debt is almost evenly distributed between fixed and floating interest rate facilities. Our ABL Revolving Credit Facility, Term Loan Credit Facility and a revolving trade accounts receivable-backed financing program in Europe (the “European ABS Facility”) reprice periodically, and we plan to service any increase in interest expense with cash provided by operations. We do not have any expectation at this time to draw down on any of our other sources of liquidity, outside of normal operations. We continue to monitor our cash flows and manage our operations with the purpose of optimizing our leverage and value. To mitigate our exposure to interest rate risk, during the first quarter of 2023, we entered into certain agreements to establish a 5.5% upper limit on the London Interbank Offered Rate (“LIBOR”) interest rate applicable to a substantial portion of our borrowings under the Term Loan Credit Facility further discussed below. Due to the cessation of the LIBOR interest rate on June 30, 2023, we amended the interest rate cap agreements to establish a 5.317% upper limit on the Secured Overnight Financing Rate (“SOFR”) interest rate in order to align with the conversion to a SOFR-based rate for the underlying Term Loan Credit Facility as further discussed herein. During the second quarter of 2023, the Term Loan Credit Facility and the ABL Revolving Credit Facility were amended pursuant to their transition provisions to replace LIBOR-based benchmark rates with SOFR-based benchmark rates. During the third quarter of 2023, the interest rate cap agreements transitioned from LIBOR to SOFR as the interest reference rate.
The following is a detailed discussion of our various financing facilities.
On October 13, 2020, we secured a $200,000 uncommitted line of credit with a term of five years. Applicable interest rates are determined at the time of borrowing using the bank’s money market rate. In the second quarter of 2022, we expanded the capacity of this facility to $300,000. As of September 28, 2024 and December 30, 2023, we had borrowings of $300,000 and $0, respectively.
On April 22, 2021, in anticipation of the acquisition of Ingram Micro by Platinum, Imola Merger Corporation (“Escrow Issuer”) offered $2,000,000 Senior Secured Notes due May 2029 (“2029 Notes”). Prior to the acquisition, the 2029 Notes were the sole obligation of the Escrow Issuer. Upon consummation of the acquisition on July 2, 2021, the proceeds from the notes were used, in part, to finance the acquisition and repay existing indebtedness. The notes bear interest at a rate of 4.750% per annum, which is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2021. On July 2, 2021, we recognized $1,945,205, net of debt issuance costs of $54,795, associated with the 2029 Notes.

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortizes in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily repaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 50 basis points. We also amended the aforementioned interest rate cap agreements to reflect the updated notional amount of the Term Loan Credit Facility, with the 5.317% upper limit on the SOFR interest rate remaining unchanged under the amended interest rate cap agreements. In September 2024, we refinanced our Term Loan Credit Facility again, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments, repaying $100 million of the principal balance, and extending the maturity date to September 19, 2031 (see Note 7, “Debt”, to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). Borrowings under the Term Loan Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00%) plus a margin of 1.75% or (2) SOFR (subject to a 0.50% floor) plus a margin of 2.75%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and 2024, respectively, on our Term Loan Credit Facility and in June 2024, we voluntarily repaid an incremental $150,000. As of September 28, 2024 and December 30, 2023, $1,117,692 and $1,362,487 respectively, remained outstanding under the Term Loan Credit Facility. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”), which is subject to borrowing base capacity, and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility” and, together with the ABL Revolving Credit Facility, the “ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility amortizes in equal quarterly installments aggregating to 1.00% per annum. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. Borrowings under the ABL Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin of 2.50% or (2) SOFR (subject to a 0% floor) plus a margin of 3.50%. We capitalized $84,350 of debt issuance costs on July 2, 2021. In September 2024, we entered into Amendment No. 4 to the ABL Credit Agreement, to amend the ABL Credit Agreement to, among other things, extend the maturity date to September 20, 2029. As of September 28, 2024 and December 30, 2023, we had borrowings of $100,000 and $30,000 under our ABL Revolving Credit Facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 7.1% and 8.1% per annum at September 28, 2024 and December 30, 2023, respectively
Additionally, our European ABS Facility initially provided for a borrowing capacity of up to €300,000, or approximately $334,560 at September 28, 2024 exchange rates. In the fourth quarter of 2022, the facility was further modified providing for a borrowing capacity of up to €375,000, or approximately $418,200, at September 28, 2024 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At September 28, 2024 and December 30, 2023, we had borrowings of $258,327 and $331,920 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 5.0% and 4.4% per annum at September 28, 2024 and December 30, 2023, respectively.
At September 28, 2024, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,897,692, of which $358,327 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $955,286 at September 28, 2024. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 28, 2024 and December 30, 2023, respectively, we had $390,796 and $217,463 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.1% and 7.9% per annum at September 28, 2024 and December 30, 2023, respectively. At September 28, 2024 and December 30, 2023, letters of credit totaling $183,663 and $108,690 and, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.
Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At September 28, 2024 and December 30, 2023, we were in compliance with all covenants or other requirements in all of our credit facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 28, 2024 and December 30, 2023, we had a total of $593,584 and $738,714, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,874. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
New Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes, and contingencies and litigation. Actual results could differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We are exposed to the impact of foreign currency fluctuations and interest rate changes due to our international sales and global funding. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency or interest rate transactions for speculative purposes.
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. During the three and nine months ended September 28, 2024, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Japanese yen, New Zealand dollars, Singapore dollars, Bulgarian lev, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.
We monitor our foreign exchange risk using a Value-at-Risk (“VaR”) model. The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $1,799 and $819 as of December 30, 2023 and September 28, 2024, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to increase or decrease by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of September 28, 2024, our annual increased expense would increase by approximately $8,817, or decrease by $12,600, respectively, after considering the impact of our interest rate cap agreements. Assuming that our ABL Revolving Credit Facility was fully drawn as of September 28, 2024, each one-eighth percentage point change in interest rates would result in a change of approximately $5,825 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Credit Facilities. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
Our management objective is to finance our business at interest rates that are competitive in the marketplace while moderating our exposure to volatility in interest costs. To achieve our objectives, we may utilize both variable- and fixed-rate debt with a portion of our variable interest rate exposure from time to time mitigated through interest rate swaps or other derivative instruments. To mitigate the Company’s exposure to interest rate risk arising from the Company’s long-term debt, the Company entered into certain agreements during the first quarter of 2023 to establish a 5.5% upper limit on the LIBOR interest rate applicable to a substantial portion of the borrowings under the Term Loan Credit Facility. Due to the cessation of the LIBOR interest rate on June 30, 2023, we amended the interest rate cap agreements to establish a 5.317% upper limit on the SOFR interest rate. These interest rate cap agreements transitioned from LIBOR to SOFR as the interest reference rate during the third quarter of 2023. The Company has funded, and to the extent applicable expects to continue to fund, increases in the Company’s interest expense resulting from rising interest rates through cash flows from operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements. These material weaknesses resulted in immaterial misstatements to the interim and annual consolidated financial statements between 2021 and 2023 and the revision of the 2022 annual consolidated financial statements (balance sheet and the statement of cash flows) and 2023 interim condensed consolidated financial statements (balance sheet and the statement of cash flows) and the restatement of certain interim and annual consolidated financial statements between 2020 and 2023 as a result of errors in the consolidated balance sheets and consolidated statements of cash flows.
Additionally, these material weaknesses could result in further misstatements of the aforementioned account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan for Material Weaknesses
We are taking a number of steps to remediate these material weaknesses and to strengthen our internal control over financial reporting. These remediation measures are ongoing and include revising policies and procedures and implementing additional training to support an effective risk assessment process over evolving and growing areas of the business. The implementation of these remediation measures is in progress and will require validation and testing of design and operating effectiveness of internal controls over multiple financial reporting cycles.
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

This information is set forth under Note 10, “Commitments and Contingencies” to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations, financial condition and cash flows, from the risk factors previously disclosed in the section entitled “Risk Factors” included in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2024, we priced the IPO of our Common Stock, par value $0.01 per share (“Common Stock”), at an offering price of $22.00 per share (the “IPO Price”), pursuant to our registration statement on Form S-1 (File No. 333-282404), as amended. On October 23, 2024, in connection with the pricing of the IPO, the Company, Imola JV Holdings, L.P. (the “Selling Stockholder”) and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC and the several underwriters listed on Schedule 1 (the “Underwriters”) entered into an underwriting agreement, pursuant to which we agreed to offer and sell 11,600,000 shares of our Common Stock, and the Selling Stockholder agreed to offer and sell 7,000,000 share of their Common Stock at the IPO Price. The IPO closed and the shares were delivered on October 25, 2024. The Underwriters were granted a 30-day option to purchase up to an additional 2,790,000 shares of Common Stock from the Selling Stockholder, which was exercised in full and closed on November 4, 2024.
We received net proceeds of approximately $233.1 million after deducting underwriting discounts and commissions and estimated offering expenses. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our Term Loan Credit Facility. There has been no change in the planned use of proceeds from the IPO from those described in the Prospectus.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information

During the three months ended September 28, 2024, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of Ingram Micro Holding Corporation.
3.2*	Amended and Restated Bylaws of Ingram Micro Holding Corporation.
4.1*	Investor Rights Agreement, effective October 23, 2024.
4.2+**
Indenture, dated as of April 22, 2021, by and between Imola Merger Corporation, the Guarantors (as such term is defined therein), and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note.

4.3+
First Supplemental Indenture, dated as of July 2, 2021, by and among Ingram Micro Inc., Imola Acquisition Corporation, and the other Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A.

10.1+**	ABL Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, various lenders and issuing banks, and JP Morgan Chase Bank, N.A.
10.1.1+	Amendment No. 1 to the ABL Credit Agreement, dated as of August 12, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, and JP Morgan Chase Bank, N.A.
10.1.2+
Amendment No. 2 to the ABL Credit Agreement, dated as of May 30, 2023, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties party thereto, lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.

10.1.3+	Amendment No. 3 to the ABL Credit Agreement, dated as of June 17, 2024, by and among Ingram Micro Inc. and JPMorgan Chase Bank, N.A.
10.1.4+
Amendment No. 4 to the ABL Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties and non-credit parties thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.

10.2+**	Term Loan Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., JP Morgan Chase Bank, N.A., and the lenders, agents and other parties thereto.
10.2.1+	Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 23, 2023, by JPMorgan Chase Bank, N.A.
10.2.2+	Amendment No. 2 to the Term Loan Credit Agreement, dated as of September 27, 2023, by JPMorgan Chase Bank, N.A.
10.2.3+
Amendment No. 3 to the Term Loan Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto.

10.3+	Form of Indemnification Agreement for Officers and Directors.
10.4+†	2024 Stock Incentive Plan.
10.4.1+†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Directors).
10.4.2+†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (IPO Grants).
10.4.3+†	2024 Stock Incentive Plan, form of Performance Restricted Stock Unit Grant Notice and Agreement (IPO Grants).
10.5+†	Third Amended and Restated Transition Agreement, effective as of December 30, 2023, by and between Alain Monié and Ingram Micro Inc.
10.6+†	Letter agreement with Paul Bay, dated December 22, 2021.
10.7+†	Supplemental Investment Savings Plan (conformed copy incorporating all amendments through January 1, 2019).
10.8+†	Executive Change in Control Severance Plan.
10.9+†	Executive Officer Severance Policy.
10.10+†	Executive Incentive Program.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2024.
+ Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-282404) filed with the SEC on September 30, 2024.
** Certain schedules and/or exhibits have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 12, 2024
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)