Form 10-K
period 2024-12-28
Ingram Micro Holding Corp
filed 2025-03-05
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-42384
____________________________________
INGRAM MICRO HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-2249729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3351 Michelson Drive, Suite 100 Irvine, CA	92612
(Address of Principal Executive Offices)	(Zip Code)
(714) 566-1000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INGM	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The registrant was not a public company as of June 29, 2024, the last business day of its most recently computed second fiscal quarter, and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on October 24, 2024.
Number of shares of registrant’s common shares outstanding as of February 25, 2025 was 234,825,581.
DOCUMENTS INCORPORATED BY REFERENCE
None.
.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under the heading “Risk Factors” included in this Annual Report on Form 10-K and the following:
•general economic conditions;
•our estimates of the size of the markets for our products and services;
•our ability to identify and integrate acquisitions and technologies into our platform;
•our plans to continue to expand;
•the provision of transition services to the buyer in the sale of a substantial portion of our Commerce & Lifecycle Services business (“CLS Sale”) and our ability to adjust our cost base as those transition service agreements expire;
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
•the effect of various political, geopolitical and economic issues, including tariffs, and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•our financing efforts;
•our relationships with our customers, OEMs and suppliers;
•our ability to maintain and protect our intellectual property;
•the performance and security of our services, including information processing and cybersecurity provided by third parties;
•our ownership structure;
•our dependence upon Ingram Micro Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and
•our status as a “controlled company” and the extent to which the interests of Platinum Equity, LLC together with its affiliated investment vehicles (“Platinum”) conflict with our interests or the interests of our stockholders.

Part I
Item 1. Business
Overview
Ingram Micro is a leading solutions provider by revenue and/or by global footprint for the global information technology (“IT”) ecosystem helping power the world’s leading technology brands. With our vast infrastructure and focus on client and endpoint solutions, advanced solutions offerings, cloud-based and other solutions, we enable our business partners to scale and operate more efficiently in the markets they serve. We are at the center of the technology ecosystem and deliver customized solutions to our vendor and reseller partners, enabling them to provide excellent business outcomes to the end-user companies and consumers we serve. Through our global reach, our industry-leading business-to-business (“B2B”) platform, and our broad portfolio of products, professional services offerings and software, cloud and digital solutions, we remove complexity and maximize the value of the technology products our partners make, sell or use, providing the world more ways to realize the promise of technology. In the face of significant economic uncertainty and volatility in commercial markets globally, our business remains well-positioned to benefit from technology megatrends, including cloud migration, enhanced security needs, Internet-of-Things (“IoT”), hybrid work, artificial intelligence (“AI”), machine learning (“ML”), and 5G. Our business is organized into four reportable segments based on the different geographic regions in which we operate: North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America.
In October 2024 we completed an initial public offering (“IPO”), in which we issued and sold 11,600,000 shares of our Common Stock, and Imola JV Holdings, L.P. agreed to offer and sold 7,000,000 shares of their Common Stock at a public offering price of $22.00 per share. The underwriters were granted a 30-day option to purchase up to an additional 2,790,000 shares of Common Stock from Imola JV Holdings, L.P., the selling stockholder, which was exercised in full and closed on November 4, 2024.

Our Fiscal Year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2024”, “Fiscal Year 2023”, and “Fiscal Year 2022” represent the fiscal years ended December 28, 2024 (52 weeks), December 30, 2023 (52 weeks) and December 31, 2022 (52 weeks), respectively.
Our Strategic Priorities
We are a technology-focused company and have invested heavily in developing and acquiring technology, including intellectual property, to enable our partners’ success. We expect our continued investment in robotics and automation within our advanced logistics centers will augment our efficient, customer-centric delivery capabilities and that our continued investment in our digital capabilities, including in the integration of more than 20 proprietary AI-driven engines within Ingram Micro Xvantage, will enhance the experience of our customers and vendors. We have a proven track record of profitable growth which has enabled us to achieve a position of great competitive strength and remain focused on continuing to deliver strong future growth. We recognize the market’s need for sophisticated IT solutions and our strategies are developed with this in mind. Our overall objective is to continue to expand our business and our profitability by delivering innovative and thoughtful solutions to enable business partners to scale and operate more efficiently and successfully in the markets they serve.
Our strategic priorities are aligned to achieve this objective and focus on:
•Adding digital tools and services to deepen engagement with customers and vendors and continuing to develop a transformative, fully digital platform to further simplify, automate, digitize and scale the delivery of our products and solutions portfolio. Through our Xvantage platform, we deliver a singular business-to-consumer-like experience to our vendor and customer partners in the B2B market to interact, learn, partner, plan and consume technology via seamless and autonomous engines.
•Growing our emerging technologies practices, including cybersecurity and AI, and further extending our technology portfolio to build out additional higher value, more complex product and services offerings.
•Enhancing profitability through operational improvement initiatives, digitization and automation.

Our Products and Solutions
We provide a broad line of technology, services and solutions from more than 1,500 vendor partners, enabling us to offer comprehensive solutions to our reseller customers. Our suppliers are the world’s most trusted technology leaders, along with emerging technology brands, which include the industry’s premier computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers and software publishers such as Advanced Micro Devices, Apple, Cisco, Dell Technologies, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, NVIDIA and Super Micro Computer.
We also work with suppliers of computer peripherals, consumer electronics, cloud-based solutions, unified communication and collaboration, data capture/point-of-sale (“DC / POS”) and physical security products. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software to infrastructure-as-a-service. Our Ingram Micro Cloud Marketplace service portfolio consists of third-party cloud-based services or subscription offerings sold through our own platform. Vendors on the platform include Adobe, Amazon Web Services, Cisco, Microsoft, and Proofpoint. We sell products purchased from many vendors, but generated approximately 19%, 16% and 15% of our consolidated net sales in Fiscal Year 2024, Fiscal Year 2023 and Fiscal Year 2022, respectively, from products purchased from Apple Inc. Additionally, we generated approximately 10% of our consolidated net sales in Fiscal Year 2024, Fiscal Year 2023 and Fiscal Year 2022, from products purchased from HP Inc.
Our cloud marketplace, which in certain key jurisdictions has already been integrated into one unified Ingram Micro Xvantage platform, connects partners with what we believe to be the world’s largest cloud ecosystem, enabling them to generate demand more efficiently and provide third-party cloud-based services and subscription offerings through a digital platform for the consumption of cloud solutions in an ever-increasing cloud-centric world. We support more than 200 cloud solutions and manage over 36 million seats through our cloud marketplace. Our CloudBlue platform also provides services to many of the world’s leading telecommunication companies, as well as to managed service providers, technology distributors and value-added resellers, and manages over 52 million seats. Our professional services offerings add value to our partners and customers by providing data-driven business and market insights, pre-sales engineering, post-sale integration, technical support, trade credit, and financing solutions to further grow their businesses. In addition, our IT Asset Disposition (“ITAD”) and Reverse Logistics and Repairs businesses play an important role in advancing environmental sustainability and bridging the digital divide through electronic device reverse logistics, refurbishment, recycling, reuse and resale for organizations, including the world’s largest mobile telecommunication providers. By helping to enable a circular economy, we help our customers in achieving their sustainability goals and enable consumers to access high-quality, affordable smartphones, computers and other devices.
We categorize our product and service offerings into the following categories, each of which is offered in each of our four geographic segments:
Technology Solutions:
•Client and Endpoint Solutions. We offer a variety of higher-volume products targeted for corporate and individual end users, including desktop personal computers, notebooks, tablets, printers, components (including hard drives, motherboards, video cards, etc.), application software, peripherals, and accessories. We also offer a variety of products that enable mobile computing and productivity, including phones, phone tablets (including two-in-one “notebook/tablet” devices), smartphones, feature phones, mobile phone accessories, wearables and mobility software.
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes than Client and Endpoint Solutions but higher-margin products individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cyber security, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers DC / POS, physical security, audio visual & digital signage, Unified Communications and Collaboration (“UCC”) and Telephony, IoT (smart office/home automation) and AI products.

Cloud:
•Comprised of Cloud-based Solutions, including third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here are the offerings of our CloudBlue business, which provides customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model.
Other:
•We provide customers with ITAD, reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
Our Customers
We distribute IT and mobility solutions to more than 161,000 reseller customers, including most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. We serve a customer base that includes value-added resellers, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, mobile virtual network operators, direct marketers, internet-based resellers, independent dealers, product category specialists, reseller purchasing associations, managed service providers, cloud services providers, PC assemblers, independent agents and dealers, IT and mobile device manufacturers and other distributors. Many of our customers are heavily dependent on partners with the necessary systems, capital, inventory availability, logistics capabilities and distribution and repair facilities in place to provide fulfillment and other services. We benefit from a broad geographic presence in 57 countries that in turn can service more than 90% of the world’s population across more than 200 countries globally and are trusted by many of the world’s leading telecommunications companies, mobile operators and retail and consumer brands. We aim to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve. No single customer accounted for more than 10% of our total net sales in any of the periods presented herein.
Sales & Marketing
Our global, customer-facing sales and marketing team, enabled by our Xvantage platform, drives our go-to-market model centered on a deep understanding of our customer needs, and a goal to provide the industry’s broadest solutions offering to meet evolving customer demand and increasing technology complexity. We have operations in 57 countries, spanning all global regions, while also serving many additional geographies through various export sales offices, including general telesales operations into numerous markets. Our sales teams work closely with our marketing organization to actively pursue leads generated from marketing programs and guide prospective customers through the sales process.
Our marketing effort is focused on generating awareness of Ingram Micro’s solutions offering, creating sales leads, establishing and promoting our brand and our vendor partners’ products. Additionally, we offer a wide range of training, professional services, education and support offerings to enable our customers to rapidly onboard, adopt and ultimately realize value from our solutions.
Our sales and marketing organization includes sales development, sales operations, field sales and marketing personnel. As of December 28, 2024, we had approximately 10,200 associates in our sales and marketing organizations spanning all global regions.

International Operations
Approximately 66%, 64% and 62% of our consolidated net sales for Fiscal Year 2024, Fiscal Year 2023 and Fiscal Year 2022, respectively, were generated by our international operations. As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies.

Seasonality
We experience some seasonal fluctuations in demand in our business. For instance, we typically see lower demand, particularly in Europe, during the summer months. Additionally, we also experience an increase in demand in the fourth quarter, driven primarily by typical enterprise budgeting cycles across our geographies and business categories and the pre-holiday stocking and associated higher logistics-based fulfillment fees, which tends to have greater seasonal impact on our Client and Endpoint Solutions and Other categories. These seasonal fluctuations have historically impacted our revenue and working capital including receivables, payables and inventory. Our extensive experience combined with a flexible workforce allows us to modulate our operations and workforce demand fluctuations throughout the year.
Competition
We operate in a competitive environment globally. Competition in our business is based primarily on factors such as level of service, products and solutions breadth and availability, subscription management capabilities, credit terms and availability, price, financing solutions, speed of delivery, effectiveness of sales and marketing programs, real-time analytic offerings and e-commerce tools. We compete with other high-volume and value-added international distributors, as well as numerous other smaller, specialized local and regional competitors who generally focus on narrower markets, products, or particular sectors. We also face competition from our vendors that sell directly to resellers, retailers and end-users. Our top competitors include global companies such as TD Synnex, Arrow Electronics, Inc., Scansource, Inc., Westcon-Comstor, Synnex Technology International and Anixter International, and local and regional distributors such as Also Holding, Esprinet, Redington, Exclusive Networks, Intcomex, D&H, Carahsoft, AppDirect and Pax8, along with a number of other smaller local distributors. We believe that we are well-equipped to outperform our competitors in all areas due to our comprehensive product and service offerings, broad global reach, highly skilled workforce and global distribution network.
Government Regulation
We are subject to a number of U.S. federal, U.S. state and foreign laws and regulations, covering tax, environmental (relating to product stewardship, including the European Union Waste Electrical and Electronic Equipment Directive), labor and employment, workplace safety advertising, intellectual property, federal securities, trade protection, anti-money-laundering, anti-corruption and anti-bribery, anti-competition, antitrust, internet and e-commerce, network security, encryption, payments and consumer protection relating to the promotion and sale of merchandise and the operation of fulfillment centers. The products we sell may be subject to tariffs, treaties and various trade agreements, as well as foreign and domestic laws and regulations affecting the import and export of IT products. For more information on the risks associated with complying with applicable laws, please see “Risk Factors—Risks Related to the Macroeconomic and Regulatory Environment—We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions” and “Risk Factors—Risks Related to the Macroeconomic and Regulatory Environment—Our failure to comply with the requirements of environmental, health and safety regulations or other laws and regulations applicable to a distributor of consumer products could adversely affect our business.”
We are also subject to data privacy, data security and data protection laws and regulations that impose restrictions on the collection, processing and use of personal data in the jurisdictions in which we operate. For instance, we are subject to the California Consumer Privacy Act and other U.S. state comprehensive privacy laws; the General Data Protection Regulation (“GDPR”) and European Economic Area (“EEA”) member state implementing laws, including as retained in UK law; other similar laws in Brazil and elsewhere; restrictions related to e-marketing, including the ePrivacy Directive in the EEA and the Privacy and Electronic Communications Regulation in the UK; and data localization requirements in China and Russia. The legal and regulatory environment in this space is constantly developing, with an expanding number of jurisdictions considering or enacting new privacy or data security laws, which may not correspond with previously enacted requirements. Ensuring our ongoing compliance with any new requirements may generate additional or unanticipated costs, or otherwise impact our financial condition. For more information on risks related to the development of these laws, see “Risk Factors—Risks Related to Information Technology, Data Privacy and Intellectual Property—Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse effect on our results of operations.”
We monitor changes in the laws and regulations to which we are subject. Our legal and compliance team and our information security team oversee our data protection strategy and monitor our compliance with laws and regulations generally. These teams manage, implement and oversee internal privacy policies and security measures, including regular monitoring and testing of systems and equipment.

We believe that we are in material compliance with applicable laws and regulations, and we are not aware of any laws or regulations that are likely to materially impact our net sales, cash flow or competitive positions or result in any material expenditures. However, many of the laws and regulations to which we are subject continue to develop and could be interpreted, applied or amended in ways that are unfavorable to our business.
Our Trademarks and Service Marks
We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “CloudBlue,” “Aptec,” “Xvantage” and “Trust X Alliance.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Human Capital Resources
As of December 28, 2024, we had approximately 23,500 full-time associates. Additionally, as of December 28, 2024 we utilized the services of approximately 5,250 full-time equivalent temporary or contract workers at peak, who provide us with the workforce agility we require. Works councils or unions represent some of our associates in certain countries, almost exclusively where required by local regulations or brought in through acquisitions; our U.S. associates are not represented by a labor union, nor are they covered by a collective bargaining agreement.
Ethical Conduct
We believe our culture of ethics and integrity is built on a foundation of strong corporate governance, encapsulated in our Code of Conduct. Fair business practices are fundamental to our ability to establish trust with our partners, our associates and the communities in which we operate as well as maintain our reputation. Our ethical compliance program, which is overseen by the audit committee of our board of directors, covers areas such as anti-corruption, anti-bribery, anti-money laundering and harassment and whistleblower compliance. The program spans all our entities, across all operating regions and markets in which we have a presence. We are also a member of the Global Technology Distribution Council, which comprises the technology industry’s top wholesale distributors who drive more than $150 billion in annual worldwide sales, allowing us to participate in the development of an industry approach to address corruption.
Total Rewards
We believe people should be paid for what they do and how they do it, regardless of their personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an associate’s role and experience, the location of their job and their performance. We also review our compensation practices, both in terms of our overall workforce and individual associates, to ensure our pay is fair and equitable. We have reviewed the compensation of associates to ensure consistent pay practices by conducting annual rewards equity reviews.
We offer total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, value for our owners. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency and performance to attract and retain key talent.
Associate Engagement
We regularly collect feedback to better understand and improve the associate experience and identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our associates understand our priorities and live by the Tenets of Our Success. In 2023, 84% of respondents who received our full associate survey participated. Our results equaled or exceeded our survey provider’s High Performance Benchmark in eight of thirteen categories and equaled or increased our favorable results in eleven of thirteen categories since our last full survey in 2021.
We help our associates and communities thrive through career development programs, embracing inclusivity and diversity while promoting service and our continued focus on health and safety. We are proud to support the philanthropic interests of our associates through volunteerism and giving programs.

Training and Development
People development is foundational to our success. We continually invest in our associates’ career growth and provide a wide range of development opportunities. In 2024, approximately 77% of our executive positions were filled with internal candidates. We also deployed a new career development framework to further accelerate the development of our colleagues at all levels and areas of the business.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our associates is vital to our success. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges and other incentives. In January 2021, we implemented a global employee assistance program to ensure that all associates and their immediate families have access to many tools and sources of support that address their financial, physical and mental well-being. Our warehouse and integration facilities continue to represent our most significant health and safety risks. Our global health and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as part of quarterly reviews. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low.
Sustainable Impact
Our sustainable impact program is overseen by an executive steering committee consisting of our:
•Chief Executive Officer,
•Executive Vice President and Chief Financial Officer,
•Executive Vice President, Secretary and General Counsel,
•Executive Vice President, Human Resources, and
•Executive Vice President, Global Operations and Engineering.
This executive steering committee receives periodic briefings from our global sustainability team and individual program owners. Responsibility is one of the Tenets of Our Success as a company, and environmental stewardship is one area in which we demonstrate our responsibility. We have established targets for reducing greenhouse gas (“GHG”) emissions and waste in our operations. In December 2024, Ingram Micro received approval from the Science Based Targets initiative for its near-term climate targets, including its goal to reduce absolute Scope 1 and 2 GHG emissions by 90% by 2030, using a 2022 base year.
To support a circular economy, our ITAD business focuses on the reuse and recycling of electronics, and, as of December 28, 2024, a total of five of our ITAD processing facilities held e-Stewards certifications, four of which were in North America. Since 2019, we have been a registered SmartWay Shipper Partner in the Environmental Protection Agency’s SmartWay Program, which allows us to benchmark our performance and assess the environmental impact of our transportation in the United States, as well as measure the fuel efficiency of our carrier partners, helping us address the carbon impacts of goods movement within our value chain.
In early 2024, the Company’s broad-based sustainability efforts were recognized by EcoVadis, a well-known third-party provider of evidence-based business sustainability assessments, who gave Ingram Micro a Platinum medal rating, reserved for the top one percent of the more than 125,000 companies on its platform. We believe this recognition signifies a substantial validation of our company’s commitment and leadership in sustainable and responsible business operations.
Available Information
Our website is http://www.ingrammicro.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission ("SEC"). We also make available free of charge on our investor relations website at ir.ingrammicro.com our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Conduct, Corporate Governance Guidelines, Insider Trading Policy, Board Communications with Stockholders Policy, Anti-Bribery policy, and Non-Retaliation Policies.

The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

Item 1A. Risk Factors
An investment in our Common Stock involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, cash flows, reputation, or growth prospects, which could, in turn, adversely affect our stock price. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also present significant risks to our business. Investors should carefully consider all relevant risks before investing in our common stock.
Summary of Risk Factors
The following summary provides an overview of the material risks to which we are exposed, as set forth in greater detail further below. These risks include, but are not limited to, the following:
•our ability to predict our results of operations, which may fluctuate significantly;
•our ability to continue to successfully develop, deploy, and operationalize Ingram Micro Xvantage;
•industry and market conditions, inflation, volatility, and developments, including supply constraints across many elements of technology;
•the level of success of our acquisition and investment strategies;
•the effect of the COVID-19 pandemic or other public health issues on our business;
•our ability to pay cash dividends and our ability to generate the funds necessary to meet our outstanding debt services and other obligations as our sole material asset is our direct interest in Ingram Micro Inc.;
• our ability to retain and recruit key personnel;
•the high level of competition in our industry;
•the effect of various political, geopolitical, and economic issues, including tariffs, and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•our ability to adjust to developments in the economic or regulatory environment;
•our financial leverage, which could adversely affect our ability to raise additional capital to fund our operations, and other risks related to indebtedness;
•our reliance on third-party service providers to facilitate the sale of our products and solutions;
•our ability to maintain existing vendors and customers and accurately forecast customer demand;
•our ability to maintain, upgrade, and protect our information systems, including Xvantage;
•Platinum’s significant influence over us and our status as a “controlled company” under the rules of the New York Stock Exchange (“NYSE”);
•our ability to prevent fraud and maintain an appropriate control environment;
•the adverse effects of the material weaknesses in our internal control over financial reporting on investor confidence and the price of our Common Stock, or on our ability to comply with applicable laws and regulations; and
•the volatility of our stock price which may result in stockholders’ inability to sell shares at or above the price paid.

Risks Related to Our Business and Our Industry
Our quarterly results have fluctuated significantly.
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate and changes in import and export regulations, tariffs, or taxes and duties;
•competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our vendors and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•variations in purchase discounts and rebates from vendors based on various factors, including changes to sales or purchase volume, changes to objectives set by the vendors, and changes in timing of receipt of discounts and rebates;
•seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail and e-tail channels during the September-to-December period, and the seasonal increase in demand for our fulfillment services in the fourth quarter, driven by end-of-year purchasing cycles, affecting our operating expenses and gross margins;
•changes in businesses’ and consumers’ purchasing behaviors, including the rates at which they replace or upgrade technology solutions, and the impacts that fluctuating demand across different product categories, which also carry varying profitability and working capital profiles, can have on our overall results;
•changes in product mix, including entry or expansion into new markets, new product offerings, and the exit or retraction of certain business;
•the impact of and possible disruption caused by integration and reorganization of our businesses and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•currency fluctuations in countries in which we operate;
•variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•changes in the level of our operating expenses;
•the impact of acquisitions and divestitures;
•variations in the mix of profits between multiple tax jurisdictions, including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as changes in assessments of uncertain tax positions or changes in the valuation allowances on our deferred tax assets, which could affect our provision for taxes and effective tax rate;
•the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation or regulatory matters;
•the loss or consolidation of one or more of our major vendors or customers;
•product supply constraints; and
•inflation, interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end users to purchase products and services.
These historical variations in our business may not be indicative of future trends in the near term. We believe that investors should not rely on period-to-period comparisons of our operating results as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

We have invested, and will continue to invest, significant resources in the development and deployment of Ingram Micro Xvantage, and if Ingram Micro Xvantage is not successful, our business, results of operations, financial condition, and cash flows could be adversely impacted.
We have made, and expect to continue to make, substantial investments to develop a transformative digital platform to provide a singular experience for our associates, vendors, and customers to facilitate the consumption of technology and accelerate the benefits innovative technology brings to our customers. However, we may not be able to continue to successfully develop or effectively implement Ingram Micro Xvantage in a timely, cost-effective, compliant, secure, and responsible manner. Any difficulties in implementing or integrating Ingram Micro Xvantage, or failures in including appropriate cybersecurity and data privacy protections within the platform, could have an adverse effect on our business, results of operations, financial condition, and cash flows.
Further, if our competitors develop and introduce similar services in the future, our future success will depend, in part, on our ability to develop and provide competitive technologies, and we may not be able to do so timely, effectively or at all. As AI and other technologies improve in the future, we may be required to make significant capital expenditures to remain competitive, which may have an adverse effect on our results of operations, and our failure to do so in a timely, cost-effective, compliant, secure, and responsible manner may adversely impact our growth, revenue, and profit. There is also no guarantee that such investment in Ingram Micro Xvantage, AI, or future technologies will create additional efficiencies in our operations.
Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations.
We have made, and expect to continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Significant risks and uncertainties related to our acquisition and investment strategies that may differ from those historically associated with our operations and that could materially and adversely affect our financial performance include the following:
•acquisitions that do not strategically align with our goals and growth initiatives;
•valuation methodologies that result in overpayment for an asset;
•failure to identify risks during due diligence processes or to accurately quantify the probability, severity and potential impact of the risks on our business;
•exposure to new regulations, such as those relating to U.S. federal government procurement regulations, those in new geographies or those applicable to new products or services;
•inability to successfully integrate the acquired businesses, which may be more difficult, costly or time-consuming than anticipated, including inability to retain key management associates and other personnel who could be critical to the acquisition strategy, current business operations and growth potential of the acquired operations; difficulties realizing revenue and cost savings synergies, which could hamper the growth and profitability of the core business operations and lead to distraction of management; difficulties with integrating different business systems and technology platforms and consolidating corporate, administrative, technological and operational infrastructures;
•distraction of management’s attention away from existing business operations while coordinating and integrating new and sometimes geographically dispersed organizations;
•insufficient profit generation to offset liabilities assumed and expenses associated with the investment strategy;
•inability to preserve our and the acquired company’s customer, supplier and other important relationships;
•inability to successfully protect and defend acquired intellectual property rights;
•inability to adapt to challenges of new markets, including geographies, products and services, or to identify new profitable business opportunities from expansion of existing products or services;
•inability to adequately bridge possible differences in cultures, business practices and management philosophies;
•inability to successfully operate in a new line of business;
•substantial increases in our debt; and

•issues not discovered in our due diligence process.
In addition, we may divest business units that do not meet our strategic, financial and/or risk tolerance objectives. No assurance can be given that we will be able to dispose of business units on favorable terms or without significant costs.
We have been, and may continue to be, affected by the COVID-19 pandemic or other public health issues, and such effects could have an adverse effect on our business operations, results of operations, cash flows and financial condition.
We experienced disruptions to our business from the COVID-19 pandemic, and the potential for future disruptions related to COVID-19 or other public health issues is unpredictable. Due to lockdowns, our operations in certain countries, including China, Peru, Malaysia, Lebanon, Germany, the United Kingdom, Colombia, India and Dubai, were closed for periods of time with limited or no ability to operate. Specifically, the lockdown in India halted our operations for approximately two months in 2020. In addition, our operations and business in China were negatively impacted by the widespread lockdowns in 2022. In part as a result of the COVID-19 pandemic, we also encountered industry-wide supply chain challenges, including shipping and logistics challenges and significant limits on component supplies, which have adversely impacted (primarily in 2021 and 2022), and may continue to impact, our ability to meet demand, resulting in additional costs or otherwise adversely impacting our business, financial condition and results of operations. Additionally, in many countries in which we operate, a number of our associates have been infected with COVID-19, which has, at times, limited our available workforce. In the United States, the cost of labor and attrition increased in 2021 and 2022, making the labor market increasingly competitive. While many of these impacts of the COVID-19 pandemic had eased considerably by 2023, in the future we may again experience restrictions on high-volume shipping, supply chain volatility and product constraints, an increasingly competitive temporary labor workforce market and negative impact on the health and safety of our workforce, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
Our management has taken measures, when appropriate, both voluntarily and as a result of government directives and guidance, to mitigate the effects of the COVID-19 pandemic on us and others. These measures have included, among others, the ability of certain associates to work remotely, which has placed a burden on our IT systems, created declines in productivity, and exposed us to increased vulnerability to cyberattack and other cyber disruption, impacts which we may not be able to fully mitigate. Because certain of our associates transitioned to working remotely on a mandatory or voluntary basis for a prolonged period of time, our return-to-office plans have, in some cases, led to associate attrition. Pandemic-related and post-pandemic-related changes in workforce patterns have resulted, and may continue to result, in additional attrition, difficulty in hiring and reduced productivity. See “Failure to retain and recruit key personnel would harm our ability to meet key objectives.” Many of these measures resulted in, and may in the future result in, incremental costs to us, and such costs may not be recoverable or adequately covered by our insurance.
In addition, we cannot fully predict the impact that public health issues will have on our customers, associates, vendors, suppliers, end users, strategic partners and other business partners and each of their financial conditions; however, any material effect on these parties could materially and adversely impact us. The impact of public health issues may also include possible impairment or other charges and may exacerbate other risks described below, any of which could have a material effect on us.

We are a holding company with no direct operations. Our sole material asset is our indirect equity interest in Ingram Micro Inc. and, as such, we will depend on our subsidiaries for cash to fund all of our expenses.

We are a holding company with no direct operations, and have no material assets other than our indirect ownership of the stock of Ingram Micro Inc. and the direct and indirect ownership of its subsidiaries, which are the key operating subsidiaries. Our ability to pay cash dividends and our ability to generate the funds necessary to meet our outstanding debt service and other obligations will depend on the payment of distributions by our current and future subsidiaries, including, without limitation, Ingram Micro Inc., and such distributions may be restricted by law, taxes, or repatriation or the instruments governing our indebtedness, including the indenture that governs the 2029 Notes (as defined below), dated as of April 22, 2021, by and between Imola Merger Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, as supplemented by that certain supplemental indenture, by and among Ingram Micro Inc., as issuer, the Guarantors (as defined therein) party thereto from time to time, and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (the “Indenture”), the credit agreement that governs the ABL Revolving Credit Facility (as defined below) and the ABL Term Loan Facility (as defined below), dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, various lenders and issuing banks, and JP Morgan Chase Bank, N.A., as amended from time to time (the “ABL Credit Agreement”) and the term loan credit agreement that governs the Term Loan Credit Facility (as defined below), dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., JP Morgan Chase Bank, N.A., and the lenders, agents and other parties thereto, as amended from time to time, (the “Term Loan Credit Agreement”, and together with the ABL Credit Agreement, the “Credit Agreements”), or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness.
Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Because of the complex and diverse nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage and a broad scope of products, vendors, suppliers and customers, we are highly dependent on our ability to retain the services of our key management, sales, IT, operations and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified associates, including highly skilled technical, managerial and marketing personnel and to provide growth and development opportunities and reward incentives that drive above-market performance. Competition for qualified personnel is intense and the costs of qualified talent are increasing. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, our entry into new markets requires us to hire qualified personnel with new capabilities, and our increasing global footprint requires us to recruit talent in new geographies. We constantly review market conditions and other factors; however, we may fail to make staffing adjustments based on current and forecasted conditions. While these adjustments are generally small, there are occasions where we have reduced headcount in various geographies and functions through restructuring and outsourcing activities. The restructuring plans we have implemented, and any similar actions taken in the future, could negatively impact our relationships with vendors and customers, the morale of our workforce and our ability to attract, retain and motivate associates. In addition, failure to meet our performance targets may result in reduced levels of incentive compensation, which could affect our ability to adequately reward key personnel and potentially negatively impact retention. Changes in our workforce, including those resulting from acquisitions, and our failure to leverage shared services, could disrupt our operations or increase our operating cost structure. Government regulations, collective bargaining agreements and the unavailability of qualified personnel could also negatively impact operations and our costs.
In addition, we believe that our corporate culture is a critical component of our success. Remote work resulting from the COVID-19 pandemic has required us to make substantial changes to the way that many of our associates work. Remote work and geographically dispersed teams could negatively impact associate morale, the cohesiveness of and collaboration among our teams, as well as our ability to continue to innovate and maintain our culture. Any failure to preserve our culture and maintain associate morale could negatively affect our ability to retain and recruit personnel. Further, as we have required associates to return to our office sites at least three days per week, we may not be able to retain associates or attract new associates who prefer to work from home on a full-time basis. The failure to attract and retain such personnel could adversely affect our business. Finally, as we continue to evolve various work-from-home policies and other hybrid workforce arrangements, we may not be able to adopt or implement such policies in a timely manner or efficiently adapt to requisite changes once such policies are in place.

Increases in wage and benefit costs, collective bargaining agreements, changes in laws and other labor regulations, or labor disruptions could impact our financial condition and cash flows.
Our expenses relating to employee labor, including employee health benefits, are significant. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates, availability of labor, recent legislative and private sector initiatives regarding healthcare reform, and adoption of new or revised employment and labor laws and regulations; for example, recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. Several employers in the private sector with whom we compete for permanent and seasonal labor have initiated wage increases and provided special benefits and incentives that may go beyond the minimum required by law. As minimum and market wage rates increase, we may need to increase not only the wage rates of our minimum wage associates, but also the wages paid to our other associates as well. A number of factors may adversely affect the labor force available to us, including high employment levels, federal and state unemployment subsidies, and other government regulations. In certain markets, such as the United States and Europe, labor shortages remain a challenge. Such shortages have led, and are likely to continue to lead, to higher wages for associates in order for us to provide competitive compensation. Should we fail to increase our wages competitively in response to increasing wage rates or labor shortages, the quality of our workforce could decline, adversely affecting our customer service and our overall business operations. Additionally, any increase in the cost of our labor could have an adverse and material effect on our operating costs, financial condition, and results of operations.
In addition, while we do not have unions in the United States, some of our associates are covered by collective bargaining agreements and works council arrangements in a number of the countries in which we operate including Australia, Brazil, Chile, Costa Rica, France, Germany, Mexico, the Netherlands, Poland, Spain, Sweden and the United Kingdom. Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses. In addition, any future unionization efforts would require us to incur additional costs related to wages and benefits, inefficiencies in operations, unanticipated costs in sourcing temporary or third-party labor, legal fees and interference with customer relationships. If a significant number of our associates were to become unionized and collective bargaining agreement terms were significantly different from our current arrangements, we may experience a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, a labor dispute involving some of our associates may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs.
We are also required to comply with laws and regulations in the countries in which we have associates that may differ substantially from country to country, requiring significant management attention and cost.
While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in our business, and we cannot assure investors that alternate qualified personnel would be available on a timely basis, or at all.
Our failure to adequately adapt to industry changes could negatively impact our future operating results.
The technology and IT services industry is subject to rapid and disruptive technological change, new and enhanced product specification requirements, evolving industry standards, and changes in the way technology products are distributed, managed or consumed. We have been, and will continue to be, dependent on innovations in hardware, software, and services offerings, as well as the acceptance of those innovations by customers and consumers. Our failure to add new products and vendors, a decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Vendors may also give us limited or no access to new products being introduced.
Changes in technology may cause the value of our inventory on hand to substantially decline or become obsolete, regardless of the general economic environment. Although it is the policy of many of our vendors to offer limited protection from the loss in value of inventory due to technological change or due to the vendors’ price reductions (“price protections”), such policies are often subject to time restrictions and do not protect us in all cases of declines in inventory value. If our major vendors decrease or eliminate our price protection, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, vendors could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that inventory rotation or price protection rights will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories.

Significant changes in vendor terms, such as higher thresholds on sales volume before the application of discounts and/or rebates, the overall reduction in incentives, reduction or termination of price protection, return levels or other inventory management programs, or reductions in trade credit or vendor-supported credit programs, may adversely impact our results of operations or financial condition.
The advent of cloud-based and consumption-based services creates business opportunities and risks, including that our customer base may lack the expertise and capital required to support and enable the migration to the cloud and, as a result, end users may seek to source their solutions directly from software developers. Further, our experience platform requires significant engineering expertise and investments to be able to evolve along with the offerings of our software partners. We may not invest enough or be able to attract talent to advance our proprietary technology.
Further, some of our established vendors are transitioning to as-a-service companies, providing their entire portfolio through a range of subscription-based, pay-per-use and as-a-service offerings. Many of our vendors also continue to provide hardware and software in a capital expenditure and license-based model, ultimately giving end users a choice in consuming products and services in a traditional or as-a-service offering. While we are seeking to participate in both the on-premises and cloud-based markets, such business model changes entail significant risks and uncertainties, and our vendors, resellers and we may be unable to complete the transition to a subscription-based business model or manage the transition successfully. Additionally, we may not realize all of the anticipated benefits of the transition to the new consumption model, even if it is successfully completed. The transition also means that our historical results, especially those achieved before the transition, may not be indicative of our future results. Further, as customer demand for our consumption model offerings increases, we may experience differences in the timing of revenue recognition between our traditional offerings (for which revenue is generally recognized at the time of delivery) and our as-a-service offerings (for which revenue is generally recognized ratably over the term of the arrangement), which could have an adverse effect on our business, results of operations, financial condition, and cash flows.
We continually experience intense competition across all markets for our products and services.
Our competitors include local, regional, national, and international distributors, service providers and e-retailers, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the technology and IT services industries, our gross margins have historically been narrow, and we expect them to continue to be narrow in the future, which magnifies the impact of variations in revenue, operating costs, obsolescence, foreign exchange, and bad debt on our operating results. In addition, when there is overcapacity in our industry, our competitors may respond by reducing their prices, and our vendors may reduce the number of authorized distributors, potentially limiting our ability to distribute certain products and services.
The competitive landscape has also experienced a consolidation among vendors, suppliers, and customers and this trend is expected to continue, which could result in a reduction or elimination of promotional activities by the remaining vendors, suppliers, and customers as they seek to reduce their expenses, which could, in turn, result in decreased demand from end users and our reseller customers for our products or services. Additionally, the trend toward consolidation within the mobile operator community is expected to continue, which could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenses, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistics services. We could also lose business if mobile operators that are our customers are acquired by other mobile operators that are customers of our competitors, or we could face price pressures if our mobile operator customers are acquired by other mobile operators that are our customers.
We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors, which may put pressure on our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. Customers, suppliers, and lenders may also seek commitments from us related to sustainability and environmental impacts, and meeting these commitments may increase our cost of operations or preclude some customers from doing business with us if we cannot meet their standards.
We have also initiated, and expect to continue to initiate, other business activities and may face competition from companies with more experience and/or from new entrants in those markets. As we enter new areas of business or geographies or as we expand our offerings of new products or vendors, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

We have operations in countries spanning all global regions, and we sell our products and services to a global customer base. We are subject to anti-competition regulations in the markets we serve, and our market share may adversely impact our ability to further expand our business, as well as increase the number of compliance requirements to which we are subject and the costs associated with such compliance.
The merger of two of our competitors, Synnex and Tech Data Corporation, in September 2021 to become TD Synnex, the industry’s largest IT distributor in the United States, as well as further consolidation in our industry may be disruptive to our business in a number of ways, including, but not limited to, by affecting the availability and pricing of credit lines extended by our vendors and other capital suppliers to us, any reduction of price protection, stock rotation, or similar vendor incentives, heightening pricing pressures and competition for customers and impacting our attractiveness to top talent.
Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of intellectual property, customer relationships, and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, at least annually, whether events or circumstances have occurred that indicate all, or a portion, of the fair value of a reporting unit is less than its carrying amount, in which case an impairment charge to earnings would become necessary.
A decline in general economic conditions or global equity valuations could impact our judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future.
We have incurred and will incur additional amortization expense over the useful lives of certain assets acquired in connection with business combinations, and to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. If our future results of operations for these acquired businesses do not perform as expected or are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize impairment charges which would adversely affect our results of operations.
Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing.
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by our trade credit with our vendors. This is especially true when our business is expanding, including through acquisitions, but we may still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing and inbound and outbound flooring. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs, may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax, or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet our overall operational or strategic investment needs, or for repayment of indebtedness requirements.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. However, volatility and disruption in the capital and credit markets, including increasingly complex regulatory constraints on these markets and changes in existing and expected interest rates, may increase our costs for accessing the capital and credit markets. In addition, our credit ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations, and there can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. An inability to obtain or maintain a particular rating could increase the cost and impact the availability of future borrowings. These and other adverse capital and credit market conditions, including the inability of our finance partners to meet their commitments to us, may also limit our ability to replace maturing credit arrangements in a timely manner and affect our ability to access committed capacities or the capital we require on terms acceptable to us, or at all. See “—Risks Related to Our Indebtedness—Our substantial indebtedness could materially and adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to increase or maintain existing levels of trade credit supplied from our suppliers, and prevent us from fulfilling our obligations under our indebtedness.” Furthermore, any failure to comply with the various covenant requirements of our corporate finance programs, including cross-default threshold provisions, could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could affect our ability to access the majority of our credit programs with our finance partners. The acceleration of our repayment obligations or the lack of availability of such funding could materially harm our ability to operate or expand our business.
In addition, our cash and cash equivalents (including trade receivables collected and/or monies set aside for payment to creditors) are deposited and/or invested with various financial institutions located in the various countries in which we operate. We endeavor to monitor these financial institutions regularly for credit quality; however, we are exposed to risk of loss on such funds or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
We cannot predict the outcome of litigation matters and other contingencies with which we may be involved from time to time.
We are involved, and in the future may become involved, in various claims, disputes, lawsuits, and actions. Other than as discussed in Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements, we do not believe that the ultimate resolution of matters currently pending will have a material adverse effect on our business, results of operations, financial condition, and cash flows. We can make no assurances that we will ultimately be successful in our defense or prosecution of any of these matters or of any future matters. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and other associates, damage our reputation, or otherwise adversely affect our business. For more information regarding our current litigation matters, see Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements.
Risks Related to the Macroeconomic and Regulatory Environment
We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions.
Sales outside the United States typically make up approximately two-thirds of our net sales. In addition, a significant portion of our business activity or key processes are being conducted in emerging markets, including, but not limited to, China, India, Brazil, Mexico, Peru, Colombia, Saudi Arabia, Indonesia, Malaysia, Thailand, the Philippines, Egypt, Pakistan, Morocco, Lebanon, and Serbia, and includes business with customers and end users that are state-owned or public sector entities. As such, a number of our subsidiaries are based outside of the United States. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including misappropriation, fraud, and increasingly complex regulations that vary from jurisdiction to jurisdiction, the violation of which can lead to serious consequences, including, but not limited to, the following:
•trade protection laws, policies, and measures;
•import and export duties, customs levies, and value-added taxes;

•compliance with foreign and domestic import and export controls, economic sanctions, and anti-money laundering and anti-corruption laws and regulations, including the U.S. Export Administration Regulations, various economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Department of Commerce, the U.S. Foreign Corrupt Practices Act, and similar laws and regulations of other jurisdictions for our business activities outside the United States, the violation of which could result in severe penalties including monetary fines, criminal proceedings, and suspension of export privileges;
•laws and regulations regarding consumer and data protection, privacy, AI, network security, encryption, and payments, including the Export Administration Regulations;
•managing compliance with legal and regulatory requirements and prohibitions, including compliance with local laws and regulations that differ or are conflicting among jurisdictions;
•anti-competition regulations and compliance requirements, including any new antitrust legislation that may be passed in the United States;
•environmental laws and regulations, such as those relating to climate change and waste disposal;
•differing employment practices and labor issues;
•political instability, terrorism, and potential or actual military conflicts or civil unrest;
•economic instability in a specific country or region;
•earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, and other natural or man-made disasters or business interruptions in a region or specific country;
•complex and changing tax laws and regulations in various jurisdictions;
•potential restrictions on our ability to repatriate funds from our foreign subsidiaries; and
•difficulties in staffing and managing international operations.
The potential criminal penalties for violations of import/export controls, economic sanctions, anti-corruption, and anti-competition laws, particularly the U.S. Foreign Corrupt Practices Act and similar statutes outside the United States, data privacy and protection laws, and environmental laws and regulations in many non-U.S. jurisdictions create heightened risks for our international operations. In the event that a governing regulatory body determined that we have violated any laws, including applicable import/export controls, economic sanctions, or anti-corruption laws, we could be fined significant sums, incur sizable legal defense costs, be subject to debarment, and/or our import/export capabilities could be restricted, which could have a material and adverse effect on our business and reputation.
Additionally, unethical or fraudulent activities perpetrated by our directors, officers, senior management, associates, third-party suppliers and partners, including third-party shipping and freight forwarding companies, strategic partners, and resellers, have exposed us in the past and in the future could continue to expose us to fraud, misappropriation, liability, and reputational damage. For example, see Section “Out of Period Correction” within Note 2, “Significant Accounting Policies” and Note 17, “Quarterly Information (Unaudited)” to our audited consolidated financial statements. Such fraud, misappropriation, liability, and/or damage to our reputation for these or any other reasons could have a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly when accompanied by a breakdown in our internal controls, accounting processes, or governance oversight, and could require additional resources to rebuild our reputation. Further, failure to comply with applicable laws and regulations and failure to maintain an effective system of internal controls may subject us to fines or sanctions and incurrence of substantial legal fees and costs. While we have established policies, procedures, and internal controls designed to ensure accurate financial reporting and compliance with accounting standards, these controls may be circumvented, overridden, or rendered ineffective due to fraud, human error, or inadequate oversight. Our operating expenses could increase due to implementation of and compliance with existing and future laws and regulations or remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We are subject to risks and uncertainties associated with the impact of trade discussions between the United States and China and related U.S. security risks and export controls. The U.S. government has imposed various measures impacting trade with China, including levying various tariffs on imports from China, and may impose additional measures in the future with China, Mexico, Canada, and the EU, among others. For example, on May 15, 2019, the President of the United States issued Executive Order 13873, which authorizes export controls on entities determined to (among other things) be a U.S. security threat. The next day, the U.S. Commerce Department placed Huawei Technologies Co., Ltd. and 68 of its non-U.S. affiliates on the U.S. Entity List, generally imposing a license requirement for export to those entities of items subject to the Export Administration Regulations and a license review policy of presumption of denial for all exports to the entities added to the Entity List. In addition, in interim rulemaking issued in January 2021, and final rule making issued in June 2023, the U.S. Commerce Department issued regulations implementing Executive Order 13873, which governs information and communications technology and services transactions involving certain “foreign adversaries,” such as China and Russia (among other countries). On June 9, 2021, the President of the United States issued an Executive Order on Protecting Americans’ Sensitive Data from Foreign Adversaries, to elaborate upon measures to address the national emergency with respect to the information and communications technology and services supply chain that was declared in Executive Order 13873. As an additional example, the U.S. Commerce Department issued new rules in October 2022, supplemented by additional rules in October 2023, December 2024, and January 2025, that further restrict the export of certain controlled items, in particular, advanced semiconductors and related production equipment, to companies based in China and certain other enumerated countries. We continue to assess the impact of these regulations on our business. While our sales in China have been affected, we do not currently believe that the new regulations will have a material effect on our overall business or financial condition, as the primary vendor impacted by the regulations has demonstrated the ability to develop new products specifically for China that are not subject to export restrictions. Additionally, any future expansion of such regulations or change in interpretation of such regulations could, depending on how much advance notice we receive, result in us having a significant inventory position of items subject to such restrictions that we might not be able to sell or return to the vendor or obtain payment for from our customers. Our global operations, including in China, could be impacted by these trade restrictions and the overall uncertainty regarding trade between the United States and China. For example, in response to these and other U.S. actions, beginning in July 2023 the Chinese government has imposed export restrictions on certain minerals and semiconductor inputs, and in the future China could take additional countermeasures against U.S. companies doing business in or with China. We cannot predict whether China or any of the countries in which we operate could become the subject of new or additional trade restrictions. Import/export controls, tariffs, countermeasures or other trade measures involving our customers’ products could harm sales of such products or result in the loss of non-U.S. customers, which could harm our business.
We historically had an office in Russia that employed engineering and coding resources supporting the operation and maintenance of our cloud marketplace. Following an executive order by President of the United States in 2022, and due to escalating trade sanctions, countermeasures, and operational challenges for non-Russian companies, we ceased all operations in Russia, and as of 2023, we no longer maintained a corporate entity in Russia and we no longer employed any associates in Russia.
Further, regional instability caused by, and any sanctions imposed in response to, geopolitical conflicts, including but not limited to the conflict between Russia and Ukraine and the conflicts in the Middle East, could lead to disruption and volatility in global markets that could adversely impact our business and supply chain, or that of our vendors or customers. At this stage, we are uncertain of the extent to which measures taken in response to the conflict could impact our business, results of operations, financial condition, or cash flows.
Additionally, we have been and expect to continue to be subject to new and increasingly complex U.S. and non-U.S. government regulations that affect our operations in the United States and globally. Complying with such regulations may be time-consuming and costly, and compliance could result in the delay or loss of business opportunities. While we have implemented, and will continue to implement and maintain, measures designed to promote compliance with these laws, we cannot assure investors that such measures will be adequate or that our business will not be materially and adversely impacted in the event of an alleged violation.
We are also exposed to market risks related to foreign currency and interest rate fluctuations, particularly changes in the value of the U.S. dollar against local currencies, which can significantly impact our financial results as more than half of our sales originate outside the United States. Currency variations, often driven by inflation, may affect sales, margins, profitability, and may positively or negatively impact our financial statements, which are reported in U.S. dollars. While we use a variety of financial instruments to manage these risks and monitor counterparty creditworthiness, our hedging activities may not fully mitigate the financial impact of adverse currency fluctuations.

Our businesses operate in various international markets, including certain emerging markets that are subject to greater political, economic, and social uncertainties than developed countries.
We are monitoring the effects of Russia’s invasion of Ukraine. While such conflict has not yet materially impacted our business, geopolitical instability arising from such conflict, the imposition of sanctions, taxes and/or tariffs against Russia or commercial decisions to abstain from doing business with Russian-owned or Russian-managed vendors, and Russia’s response to such sanctions (including retaliatory acts), could adversely affect the global economic or specific international, regional, and domestic markets, which could adversely impact our business. We are also monitoring the effects of the recent conflicts in the Middle East, which have not yet materially impacted our business but could likewise adversely affect the global economic or specific international, regional, and domestic markets, which could adversely impact our business. Additionally, we operate internationally and to the extent future sanctions, laws, regulations, or orders imposed by the United States, the European Union, the United Kingdom, and other countries or private sector actors in response to the conflict differ between jurisdictions, we may experience regulatory and business uncertainty.
Changes in macroeconomic and geopolitical conditions can affect our business and results of operations.
Our revenues, profitability, financial position, and cash flows are highly dependent on the broader movements of the macroeconomic environment. The volatility in the global economy has trickle-down effects on the overall IT market as consumers of IT products and services plan their capital expenditures in the face of economic uncertainty, which has resulted, and may continue to result, in fluctuating revenue, margins and earnings, difficulty forecasting inventory levels to achieve optimum order fill rates, difficulty collecting customer receivables, decreased availability of trade credit from suppliers and/or their credit insurance underwriters, or decreased capital availability through debt and similar financing from external parties.
Further, an increase in inflation, as well as changes in existing and expected rates of inflation, could result in higher operating and labor costs, financing costs, and supplier costs, which could have an adverse effect on our results of operations if we are unable to pass along such higher costs to customers. Inflation may also impact our customers’ ability to obtain financing, cash flows, and profitability, which could adversely impact their ability to purchase our products and our ability to offer credit and collect receivables.
In addition, default by one of the several large financial institutions that are dependent on one another to meet their liquidity or operational needs or are perceived by the market to have similar financial weaknesses, so that a default by one institution causes a series of defaults by or runs on other institutions (sometimes referred to as a “systemic risk”) or a downgrade of U.S. or non-U.S. government securities by credit rating agencies, may expose us to investment losses, business disruption, and liquidity constraints. There has been significant volatility and instability among banks and financial institutions. For example, in 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”), due primarily to liquidity concerns. Other domestic and foreign institutions have subsequently experienced similar liquidity issues. While our exposure to, and deposits with, these institutions were not, and are not currently, material, any future failure of financial institutions at which we maintain funds, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting these institutions, or concerns or rumors about such events, may lead to disruptions in our ability to access our bank deposits or otherwise adversely impact our liquidity and financial performance. Such incidents have exposed, and in the future may impose, strains on the banking sector as a whole and demonstrate a heightened risk of systemic failures throughout the financial industry. We maintain cash balances at financial institutions in excess of the FDIC insurance limit, and if one or more of the financial institutions at which we maintain funds were to fail, there is no guarantee regarding the amount or timing of any recovery of the funds deposited, whether through the FDIC or otherwise. Additionally, we continue to monitor the risk that one or more of our vendors, suppliers, strategic partners, resellers, other business partners, and financial institutions, could be impacted by such instability, which could adversely affect our business, results of operations, financial condition, and cash flows.
Our business may also be impacted by sustained uncertainty about global economic conditions; continued negative economic trends or instability; heightened trade, and geopolitical tension among the United States, China, Taiwan, Russia, Middle Eastern countries, or other countries in which we operate or from which we procure products; civil unrest; political instability; global public health issues; a global recession or economic downturn in the countries in which we do business, leading to:
•reduced demand for products in general;
•shifts in consumer demand for products and services, which may lead to loss of sales and/or market share;
•difficulty in forecasting demand, including the seasonality of demand;

•more intense competition, which may lead to loss of sales and/or market share;
•reduced prices and lower gross margin;
•loss of vendor rebates and other incentives;
•extended payment terms with customers;
•increased bad debt risks;
•shorter payment terms with vendors;
•reduced access to liquidity and higher financing and interest costs;
•increased currency volatility making hedging more expensive and more difficult to obtain;
•reduced availability of credit insurance capacity or acceptable terms to mitigate risk; and
•increased inventory losses related to obsolescence and/or excess quantities and/or theft/misappropriation.
Each of these factors, individually or in the aggregate, could adversely and materially affect our results of operations, financial condition, and cash flows. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
Tariffs may result in increased prices and could adversely affect our business, results of operations, financial conditions, and cash flows.
The U.S. government has imposed tariffs on certain products imported into the United States, and the Chinese government has imposed tariffs on certain products imported into China, which have increased the prices of many of the products that we purchase from our vendors. The tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States, China, Mexico, Canada, or other countries, could result in further increased prices or challenges in procuring product for resale. While we intend to pass price increases on to our customers, the effect of tariffs on prices may impact demand, sales, and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but we cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain products, which could have an adverse effect on our business, results of operations, financial condition, and cash flows.
In addition, in the event that we pay tariffs for products we import from China which are then re-exported to other locations outside of the United States, we may be eligible for refunds of certain tariffs. In order to qualify for these tariff drawbacks, we must provide data and documentation to the U.S. government that we must obtain from third-party sources, such as our suppliers. There is no guarantee we will be able to obtain this additional data and documentation from those other sources, which could result in the U.S. government rejecting the drawback requests. Further, there are additional administrative costs expended by us in furtherance of these efforts. Finally, due to the backlog of drawback applications, the U.S. government has been slow in issuing the associated drawback refunds. Our inability to obtain the drawback refunds or significant delays in receiving them could result in a material adverse effect on our business.
U.S.-China tensions around technology, national security, and human rights could adversely affect our business.
Our business within China consists predominantly of distributing Western products in China. The evolving regulatory landscape in both the United States and China regarding technology and national security remains uncertain. Enactment by China of laws, regulations, and/or practices that favor Chinese technology vendors over the Western ones that comprise our business could materially and adversely impact our business in China. Actions taken by the U.S. government to prohibit or restrict exports of key technology by U.S. vendors to Chinese end-customers, whether located in China or in other regions such as Europe, could also adversely affect our business. Net sales in China for Fiscal Year 2024 were $4.0 billion. In addition, countermeasures imposed by China, such as export restrictions, could impact the supply of critical components to our vendors and their suppliers, which could adversely affect our business on a global basis.
To a lesser extent, we also distribute products in the United States made by Chinese vendors. Risks associated with doing business with these Chinese vendors, in particular actual or perceived cybersecurity risks of their products, could also adversely affect our business.

In addition, changes in the relationship between China and Taiwan could disrupt the operations of several companies in Taiwan that are our vendors or are in our vendors’ supply chains. Disruption of certain critical operations in Taiwan may have a material adverse effect on key sectors within the global technology industry. Furthermore, scrutiny by the U.S. government on human rights practices in China, as well as on the transparency of companies with business operations in China, may likewise have an adverse effect on key sectors within the global technology industry.
Increasing attention (both positive and negative) on environmental, social, and governance (“ESG”) matters may impact our business, subject us to unforeseen liability or cause harm to our reputation.
Recently, various stakeholders, including lenders, customers, vendors, local communities, regulators, public interest groups, and consumers, are placing an increased focus on ESG matters, such as diversity, equity, and inclusion (“DEI”), environmental protection, and social responsibility, while other stakeholders are challenging certain ESG initiatives, especially in DEI-related areas. ESG standards and expectations are evolving in different ways within the many jurisdictions in which we do business, and if we are perceived, due to unfavorable ESG ratings or otherwise, to have not responded appropriately to those standards, regardless of whether there is a legal requirement to do so, such perception could have a negative impact on our reputation, which could, in turn, have a negative impact on our business, including as it relates to associate retention, consumer sales, or investor interest. There are certain organizations that provide information to investors and other stakeholders on ESG matters that have developed ratings processes for evaluating companies on their approach to such ESG matters with no universal standard applied for these ratings. While some investors may use these ESG ratings to inform their investment and voting decisions, such ratings may result in misplaced focus on certain factors over others.
We have publicly communicated, and from time to time will continue to publicly communicate, certain initiatives and goals regarding ESG matters. There is no guarantee that we will be able to achieve these initiatives or goals. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational, and other risks, many of which are outside of our control, and which could have a material negative impact on our business and reputation. Additionally, the implementation of these initiatives imposes additional costs and other administrative burdens on us. Our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards on the time frames we announce could have negative impacts on our business, financial condition, and results of operations and expose us to liability, including litigation. Our ability to meet the standards imposed on us or that we choose or aspire to achieve may impact the perceptions held by our various stakeholders or the communities in which we do business. Further, different stakeholders may assess our achievement of these standards inconsistently, which could result in a negative perception or misrepresentation of our policies and practices.
A number of our customers may also adopt, or have already adopted, policies that impose standards on suppliers, such as environmental testing requirements or social responsibility standards. Likewise, some of our vendors have adopted such policies and standards with respect to their customers. The failure to meet our customers’ or vendors’ requirements could have an adverse effect on our business, including our ability to retain such customers or vendors. In addition, any ESG issues in our own supply chain, such as human rights, safety or environmental issues, could have an adverse effect on our business, including harm to our reputation.
Our failure to comply with the requirements of environmental, health and safety regulations, or other laws and regulations applicable to a distributor of consumer products could adversely affect our business.
Our business, facilities and operations are subject to various federal, state, local, and foreign laws, rules and regulations addressing matters such as:
•labor and employment;
•product safety and product stewardship, including regulations enforced by the United States Consumer Products Safety Commission;
•import and export activities;
•the internet and e-commerce;
•antitrust issues;
•taxes; and

•environmental, health, safety, and other impacts, including as it relates to chemical usage, carbon and air emissions, worker health and safety, wastewater and storm water discharges, recycling of products at the end of their useful life, and the generation, handling, storage, transportation, treatment, and disposal of waste and other materials, including hazardous materials.
These laws include the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in North America, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment, and disposal of recovered products. Failure to comply or allegations of noncompliance with these laws, rules, and regulations could result in substantial costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental health and safety laws and the enforcement of such laws (including relating to climate change) may change, becoming more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.
In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our vendors are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy and transportation, increased capital expenditures, increased insurance premiums and deductibles, or other unforeseen costs or business disruptions, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
We may also be subject to liability for the remediation of contaminated soil or groundwater, including at sites currently or formerly owned or operated by us or our predecessors in interest or in connection with third-party contaminated sites where have sent waste for treatment or disposal. While we take actions designed to ensure that we are in compliance with all applicable regulations, certain of these regulations, including those relating to the remediation of soil and groundwater, may impose strict liability and liability may be joint or several.
Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the effect on our operations, any of which may be significant. We routinely incur costs in complying with these regulations and, if we fail to comply, we could incur significant penalties, such as criminal sanctions or civil remedies, including fines, penalties, injunctions, or prohibitions on importing or exporting, and our operations may be shut down. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products, resulting in the rejection of our products by our customers and end users, lost sales, increased customer service and support costs, and costly litigation. In addition, failure to comply with environmental, health, and safety requirements could require us to shut down one or more of our facilities. There is a risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. Any changes in regulations, the imposition of additional regulations or the enactment of any new governmental legislation that impacts employment/labor, trade, healthcare, tax, environmental, or other business issues could have a material adverse impact on our business, results of operations, financial condition, and cash flows.
Changes in accounting rules could adversely affect our reported operating results.
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board, which create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional noncash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our reported financial position or results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
Together with our subsidiaries, we are subject to taxation in many jurisdictions worldwide. The future effective tax rates applicable to us and our subsidiaries as a group could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities, limitations on the tax deductibility of interest expense, tax effects of stock-based compensation and other executive compensation programs, or changes in tax laws, regulations or interpretations thereof. In addition, we and our subsidiaries may be subject to audits of our income, sales, and other taxes by U.S. federal, state, local, and non-U.S. taxing authorities. Outcomes from these audits could have an adverse effect on our business, results of operations, financial condition, and cash flows.
Changes in, or interpretations of, tax rules and regulations, changes in the mix of our business among different tax jurisdictions, and deterioration of the performance of our business may adversely affect our effective income tax rates or operating margins, and we may be required to pay additional taxes and/or tax assessments, as well as record valuation allowances relating to our deferred tax assets.
In addition to payroll taxes, we are subject to both income and transaction-based taxes in substantially all countries and jurisdictions in which we operate, which are complex. Changes to tax laws or regulations or to their interpretation or application by governments could adversely affect our future earnings and cash flows. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organisation for Economic Co-operation and Development (“OECD”) and the European Union are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD’s Base Erosion and Profit Shifting Project, are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Tax reform efforts include proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business and increase the complexity, burden, and cost of tax compliance. For example, the OECD/G20 Inclusive Framework released a statement on a two-pillar solution to address the tax challenges arising from the digital economy in October 2021, which includes proposals to reallocate profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts and subject multinational enterprises to a global minimum corporate tax rate of 15%. These proposals have been agreed to in principle by 145 OECD member jurisdictions. In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax of 15% on adjusted financial statement income for certain corporations. To date, we have not experienced a material impact from this legislation. Our effective income tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, limitations on the tax deductibility of interest expense, tax effects of stock based compensation and other executive compensation programs, changes to our operating structure, changes in tax laws, regulations or interpretation thereof, and the discovery of new information in the course of our tax return preparation process.
Likewise, changes to our transaction tax liabilities could adversely and materially affect our future results of operations, cash flows, and our competitive position. We engage in a high volume of transactions where multiple types of consumption, commercial, and service taxes are potentially applicable. An inability to appropriately identify, charge, remit, and document such taxes, along with an inconsistency in the application of these taxes by the applicable taxing authorities, may negatively impact our gross and operating margins, financial position, or cash flows.
We are subject to the continuous examination of both our income and transaction tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. While we regularly evaluate our tax contingencies and uncertain tax positions to determine the adequacy of our provision for income and other taxes based on the technical merits and the likelihood of success resulting from tax examinations, any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.

Risks Related to Our Indebtedness
Our substantial indebtedness could materially and adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to increase or maintain existing levels of trade credit supplied from our suppliers, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As a result of our substantial indebtedness incurred in connection with the Imola Mergers, a significant amount of our cash flows is required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the ABL Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs.
Subject to the limits contained in the ABL Credit Agreement and the Term Loan Credit Agreement, the Indenture, and our other debt instruments, we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt would further increase. Specifically, our high level of debt could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general adverse economic and market conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the ABL Revolving Credit Facility and the Term Loan Credit Facility (the “Credit Facilities”), are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the markets in which we compete and to changing business and economic conditions;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures in order to generate cash proceeds necessary to satisfy our debt obligations;
•impairing our ability to obtain additional financing in the future;
•placing us at a disadvantage compared to other, less leveraged competitors and affecting our ability to compete;
•limiting our ability to retain or increase levels of trade credit and financing provided by our suppliers, or generating less advantageous pricing or rebate structures from our suppliers; and
•increasing our cost of borrowing.
We are also party to certain additional lines of credit, short-term overdraft facilities, and other credit facilities with approximately $182.7 million outstanding under these facilities as of December 28, 2024. See Note 6, “Debt” to our audited consolidated financial statements.

We may not be able to generate sufficient cash flows from operations to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory, and other factors beyond our control. We might not be able to maintain a level of cash flows from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other debt financings on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreements and the Indenture restrict, and the agreements governing our indebtedness in the future may restrict, our ability to dispose of certain assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, results of operations, financial condition, and cash flows as well as our ability to satisfy our obligations under our indebtedness.
Additionally, any inability to generate sufficient cash flows to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all could result in a material adverse effect on our business, results of operations, financial condition, and cash flows, and could negatively impact our ability to satisfy our obligations under our indebtedness, which in turn could negatively impact investments in our Common Stock. If we cannot make scheduled payments on our indebtedness, we will be in default and holders of our indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Revolving Credit Facility could terminate their commitments to loan additional money to us, the lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. Any or all of these events could result in investors losing all or a part of their investments in our Common Stock.
The Indenture and the Credit Agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our subsidiaries to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions in respect of, repurchase or redeem, capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into agreements containing prohibitions affecting our subsidiaries’ ability to pay dividends;
•enter into transactions with affiliates; and
•consolidate, merge, or sell all or substantially all of our assets.
As a result of all of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

These restrictions might hinder our ability to grow in accordance with our strategies. With respect to the ABL Revolving Credit Facility, we will also be required by a springing financial covenant to, on any date when Adjusted Availability (as such term is defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) $300 million, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter periods ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Adjusted Availability has exceeded the greater of (x) 10% of the Line Cap and (y) $300 million for 30 consecutive calendar days. Our ability to meet the financial covenant could be affected by events beyond our control. While we anticipate that we will continue to be able to maintain compliance with this covenant, we cannot assure investors that we will not breach this covenant or other covenants in our Credit Facilities in the future, or other covenants in our future credit facilities.
A breach of the restrictive, reporting and other covenants under the Indenture or under the Credit Agreements could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the Credit Agreements would permit the lenders under the ABL Revolving Credit Facility to terminate all commitments to extend further credit thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facilities, those lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the Company’s $2 billion aggregate principal amount 4.750% notes due 2029 (the “2029 Notes”) accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Credit Facilities are, and borrowings under the agreements governing our future indebtedness may be, subject to variable rates of interest, exposing us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our profit and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming that our ABL Revolving Credit Facility was fully drawn as of December 28, 2024, each one-eighth percentage point change in interest rates would result in a change of approximately $5.53 million in annual interest expense on the indebtedness under our Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.” To mitigate the Company’s exposure to interest rate risk arising from the Company’s long-term debt, the Company entered into certain agreements during the first quarter of 2023 (and which are scheduled to expire on March 31, 2025) to establish a 5.5% upper limit on the LIBOR interest rate applicable to a substantial portion of the borrowings under the Term Loan Credit Facility. During the second quarter of 2023, we amended the ABL Revolving Credit Facility and the Term Loan Credit Facility to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as the interest reference rate, and we amended the interest rate cap agreements to establish a 5.317% upper limit on the SOFR interest rate. These interest rate cap agreements transitioned from LIBOR to SOFR as the interest reference rate during the third quarter of 2023.
These transitions may result in increased interest expense to us and may affect our ability in the future to incur debt on terms acceptable to us, which could adversely affect our business, results of operations, financial condition, and cash flows. In the future, we may enter into other interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, it is possible that we will not maintain interest rate swaps with respect to any of our variable rate indebtedness. Alternatively, any swaps we enter into may not fully or effectively mitigate our interest rate risk.

The Indenture governing the 2029 Notes and the Credit Agreements governing the Credit Facilities contain cross-default or cross-acceleration provisions that may result in all of the debt issued under the Indenture and the Credit Agreements to become immediately due and payable because of a default under an unrelated debt instrument.
Our failure to comply with the obligations contained in the agreements governing any of our debt instruments could result in an event of default under such instruments, which could result in the 2029 Notes and the Credit Facilities (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell certain of our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, results of operations, financial condition, and cash flows, which could cause us to become bankrupt or insolvent or otherwise impair our ability to make cash available by dividend, debt repayment, or otherwise to enable us to make payments in respect of our indebtedness.
Risks Related to Our Reliance on Third Parties
We face a variety of risks in our reliance on third-party service companies, including shipping companies and a cloud service provider, for the delivery of our products and outsourcing arrangements.
We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. Freight and shipping charges may increase due to rising fuel cost, inflation, labor disputes, tariffs, or general price increases. For example, in 2021, one of our key transportation suppliers notified us of a significant rate increase in our transportation cost base. Any such increases have an immediate adverse effect on our margins unless we are able to pass the increased charges to our customers or renegotiate terms with our suppliers. Additionally, the termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from vendors to us or products from us to our customers, even temporarily, could materially disrupt our business and harm our reputation and operating results, and we and our vendors and customers may be unable to mitigate such disruptions by securing alternate shipping arrangements.
Ingram Micro Xvantage utilizes the cloud infrastructure of the Google Cloud Platform and relies on AI-based tools associated with the Google Cloud Platform for the day-to-day functioning of some of the AI capabilities within the Xvantage platform, such as providing recommendations to users. If the Google Cloud Platform experiences technical issues, such as server outages, network disruptions, or performance degradation, it could directly and adversely impact the availability and performance of the Xvantage platform. Users may be unable to access the platform, experience lag or disconnections, or encounter other technical problems, leading to frustration and potential churn. Reliance on a single cloud provider or third-party service could also leave us vulnerable to vendor lock-in and price increases. We may not be able to easily switch Google Cloud operations to another cloud service provider or to our on-premise infrastructure if there are disruptions or interference with our use of Google Cloud.
In addition, we have outsourced various transaction-oriented service and support functions to business process outsource providers, including third-party customer service platforms that utilize AI in their provided services (subject to relevant terms of use governing Ingram Micro’s use of such products). We have also outsourced a significant portion of our IT infrastructure function and certain IT application development functions to third-party providers. We may outsource additional functions to third-party providers. Our reliance on third-party providers to provide services to us, our customers, and suppliers could result in significant disruptions and costs to our operations, including damaging our relationships with our suppliers and customers, if these third-party providers do not meet their obligations to adequately maintain an appropriate level of service for the outsourced functions or fail to adequately support our IT requirements. As a result of our outsourcing activities, it may also be more difficult to recruit and retain qualified associates for our business needs.

We or our vendors, suppliers, or customers may experience damage to or disruptions at our respective facilities caused by natural disasters and other factors, such as climate change, which may result in our business, financial condition, and results of operations being adversely affected.
Several of our facilities or those of our vendors, suppliers, and customers could be subject to a catastrophic loss or business interruptions due to extreme weather events, including as a result of climate change (such as drought, wildfires, increased storm severity and frequency, and sea level rise), earthquakes, tornadoes, floods, hurricanes, fire, power loss, telecommunication and information systems failure, inclement weather, failure of the power grid, or other similar events. We maintain disaster recovery and business continuity plans that would be implemented in the event of incidents such as severe weather events; however, we cannot be certain that our plans will protect us or our vendors, suppliers, or customers from all such events. While we maintain insurance coverage to mitigate business continuity risks, among other risks, such coverage may be insufficient to recover all such losses, or we may not be able to reestablish our operations and, as a result, our customers or suppliers may experience material disruptions in their operations as a result of such events, which could materially and adversely affect our business, results of operations, financial condition, and cash flows.
Termination of a key supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue, or the level of capital required to fund our operations.
Our agreements with most of our key vendors are terminable upon short notice and for any reason. Additionally, under most of our agreements, our vendors are not required to accept the purchase orders we regularly place. Should our contractual relationships with vendors be terminated or, even if not terminated, should vendors decide to reject our purchase orders, our business may be materially and adversely impacted.
A significant percentage of our net sales relates to products sold to us by relatively few vendors. As a result of such concentration, terminations of supply or services agreements, a significant change in the terms or conditions of sale from one or more of our significant vendors or the bankruptcy or closure of business by one or more of our key vendors could negatively affect our operating margins, revenues, and/or the level of capital required to fund our operations. Our vendors have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights offered to us, as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with vendors. In certain product categories, such as systems, limited price protection, or return rights offered by vendors may have a bearing on the amount of product we may be willing to purchase for stock. We expect restrictive vendor terms and conditions to continue for the foreseeable future. Our inability to pass through to our customers the impact of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have a negative impact on our gross margins.
We receive purchase discounts and rebates from vendors based on various factors, including sales or purchase volume, breadth of customers, and achievement of other quantitative and qualitative goals set by the vendors. These purchase discounts and rebates may affect gross margins and ultimately, profitability. Many purchase discounts from vendors are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of the process and costs for us to receive such rebates.
Our ability to obtain particular products or product lines in the required quantities to fulfill customer orders on a timely basis is critical to our success. The technology industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain vendors to supply certain products on a timely basis. As a result, we have experienced, and may continue to experience, shortages of specific products that may last for an indefinite period of time, which can significantly impact pricing of such products. Vendors have, from time to time, made efforts to reduce the number of distributors with whom they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse effect on our operating results. If vendors are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line, or vendors substantially increase their existing distribution through other distributors, their own dealer networks or directly to resellers, our reputation, sales, and profitability may materially suffer.

Our business may be adversely affected by some vendors’ strategies to consolidate business or increase their direct sales, which in turn could cause our business and operating results to suffer.
Our business is significantly impacted by the strategies and decisions of our vendors, including original equipment manufacturers (“OEMs”), regarding product distribution and sales channels. Consolidation among vendors and their increased focus on direct sales to reseller, retail customers, or end users could adversely affect our business, financial condition, and operating results. For example, Broadcom acquired VMware in November 2023 and subsequently, effective as of early 2025, discontinued the longstanding relationship under which we have distributed VMware products, which could negatively impact our net sales and our relationships with resellers and other customers that historically procured VMware solutions through Ingram Micro.
Vendor consolidation has led to fewer sources for some of the products and services that we distribute, while simultaneously creating larger vendors with significant bargaining power and financial resources. These vendors may pursue aggressive business terms, streamline product offerings, or adjust sales strategies, including increasing reliance on direct sales. For example, in January 2024, HPE, one of our longstanding vendor partners, announced its intention to acquire Juniper Networks, another one of our longstanding vendor partners, and changes in those vendors’ sales practices or strategies in the event of the acquisition closing and the subsequent integration of the businesses could result in a reduction in our aggregate revenues with respect to such accounts. Similarly, in March 2024, Cisco acquired Splunk, and any changes in our relationship with either company—both of which are key vendor partners—could negatively impact our ability to distribute their products and services, alter pricing structures, or affect demand from our resellers and other customers.
Additionally, vendor strategies to reduce or eliminate promotional activities and rebates to manage their expenses can negatively impact the incentives available to us, our customers, and end users. These changes could lead to decreased demand for their products through our channels and further diminish our competitiveness. Moreover, some OEMs and other vendors bypass the distribution channel altogether, reducing our addressable market and eroding our revenue opportunities. If our primary vendors expand their direct-to-customer sales efforts, rather than using us as the distributor of their products and services, our sales volumes, profitability, and operating results will materially suffer. Our reliance on vendors to maintain robust distribution partnerships, consistent sales strategies, and competitive incentive programs is critical to our success. If vendor consolidation, changes in strategy, or direct sales trends continue or intensify, our business, financial condition, and operating results could be significantly and adversely affected.
Credit risks from customers, including substantial defaults or loss of significant customers, could negatively impact our business, results of operations, financial condition, or liquidity.
As is customary in many industries, we extend credit to our customers for a significant portion of our net sales, generally allowing a period of time, typically 30 days after the invoice date, for payment. However, the extension of credit involves inherent risks, particularly when economic or industry-specific conditions deteriorate or when doing business in international markets where credit cycles are longer, and legal recourse may be more complex.
We are subject to the risk that our customers may default on their payment obligations, which could lead to significant financial losses. For example, in 2022, one of our customers in the United States went into receivership and we experienced a loss of less than $10 million for which we did not have insurance coverage. The risk of default may increase if our customers experience reduced demand for their products and services, become financially unstable due to adverse economic conditions, or face disruptions in their own supply chains. In such cases, our ability to collect receivables could be significantly impaired. Furthermore, if we are unable to secure credit insurance at reasonable rates or collect under existing insurance policies, our exposure to bad debt could grow, negatively impacting our earnings, cash flows, and ability to utilize receivable-based financing.
International customers, particularly in emerging markets, often pose greater credit risks due to factors such as longer payment cycles, currency volatility, regulatory complexities, and limited availability of credit insurance or collection resources. Credit risks may also be magnified in international markets where legal and cultural differences, weaker enforcement of contract rights, and currency fluctuations can complicate our risk management efforts. If we fail to adequately mitigate these risks, such as through diversification of our customer base, enhanced credit monitoring, or proactive collections management, our business, results of operations, and liquidity could be materially and adversely affected.

In addition to default risks, our customers are not obligated to make purchases from us. The loss of a significant customer, whether due to competitive pressures, acquisition by another company, or changes in their purchasing patterns, could significantly reduce our net sales. This could also impair our ability to access rebates or reduced pricing from product suppliers or vendors tied to volume purchases, further negatively impacting our margins, financial performance, and results of operations.
We do not have guaranteed future sales of the products we sell and when we enter into contracts with our customers, we generally take the risk of certain cost increases, and our business, financial condition, results of operations, and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts, or our contracts are terminated.
Certain of our contracts are long-term, fixed-price agreements with no guarantee of future sales volumes, and may be terminated for convenience on short notice by our customers, often without meaningful penalties, and often provide that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we have taken, and will continue to take, the risk of holding excess inventory if our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf life. Also, even though we may sometimes enter into long-term pricing agreements with our vendors, we run the risk of not being able to pass along to our customers, or otherwise recover, unexpected increases in our product costs, including as a result of changing environmental laws and regulations, the effects of climate change on pricing and sourcing, transportation, and commodity price increases and tariffs, which may increase above our established prices at the time we entered into the contract and established prices for products we provide. When we are awarded new contracts, particularly just-in-time contracts, we may incur high costs, including salary and overtime costs, to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts, or our contracts are terminated, our business, financial condition, results of operations and operating margins could be negatively affected.
Risks Related to Information Technology, Data Privacy, and Intellectual Property
Our dependence on a variety of information systems to operate our business could, if such systems are not properly functioning, maintained, and available, result in disruptions to our business and harm our reputation and net sales.
We depend on a variety of information systems for our operations, many of which are proprietary, including one of our legacy mainframe enterprise resource planning (“ERP”) systems, which have historically supported many of our material business operations such as inventory and order management, shipping, receiving, and accounting. Because a significant number of our information systems are internally developed systems and applications in the legacy programming language COBOL, it can be more difficult to upgrade or adapt them compared to commercially available software solutions and they require significant engineering expertise to maintain. We may not invest sufficient resources in, or be able to attract necessary talent to successfully maintain, our information systems.
More than a decade ago, we began our program to deploy a new global ERP system developed by SAP SE. Since then, our business has significantly diversified, and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. Today, however, the majority of our distribution business still runs on our legacy mainframe ERP system. We can make no assurances as to whether the modularity of our system construct will continue to operate efficiently or as expected, which could in turn impact our ability to operate or for our customers or vendors to transact with us normally. In addition, maintaining and supporting disparate ERPs, including the failure of any portion or module thereof, may pose risks to our ability to operate successfully and efficiently within an effective system of internal controls (including appropriate controls over financial reporting), as well as our ability to assess the adequacy of such internal controls.

We can make no assurances that the combined systems strategy will be successful or that we will not have additional disruptions, delays, and/or negative business impacts from future deployments.
Disruptions, delays or deficiencies in the design, implementation, performance and maintenance of our various IT systems could adversely and materially affect our ability to effectively run and manage our business, including by potentially limiting our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure also may experience interruptions, delays, or cessations of service or may produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive, and resource-intensive than anticipated. Such disruptions could adversely impact our ability to fulfill orders or to attract and retain customers, and could interrupt other business processes. Moreover, the expenses associated with these initiatives can be difficult to predict, and we may incur substantial additional expenses in excess of what is currently expected, particularly if any of these initiatives is unsuccessful or proves unsustainable, which may require us to incur additional costs. We may also be limited in our ability to integrate any new business that we may acquire into our information systems. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and our financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations, and financial condition.
We may not be able to prevent or timely detect breaches of, or attacks on, our information technology systems.
We rely on the internet for our orders and information exchanges with our suppliers, vendors, and customers. The internet in general, and individual websites in particular, have experienced a number of disruptions, slowdowns, and security breaches, some of which were caused by organized attacks. If we were to experience a security breakdown, disruption, or breach that compromised sensitive information, including personal information, this could materially harm our relationships with our customers, suppliers, or associates; impair our order processing; damage our reputation in the industry and with our customers; open us to potential litigation, regulatory inquiry or investigation, enforcement action, and associated costs or other liabilities; or more generally prevent our customers and suppliers from accessing information, which could cause us to lose business. Computer programmers, state and non-state actors, and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties stored on our systems, create system disruptions, or cause shutdowns. For example, some of our associates have mistakenly clicked on a ‘phishing’ email that resulted in compromised network credentials or other stolen information. None of these incidents has been material, and as described below, we employ defenses designed to mitigate the risk of these types of events, but we cannot guarantee that these defenses will succeed given the changing tactics and sophistication of tools deployed by threat actors around the world. In addition, “ransomware” attacks or other forms of cyber extortion present a significant concern as such attacks may impose costs in the form of remediation, post-attack notification obligations or other legal or regulatory requirements, and operational delays and other interruptions to normal business activities. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. For instance, in 2019 and 2020, one of our suppliers, SolarWinds, fell victim to one of the largest and most sophisticated supply chain attacks in recent history. This attack, reportedly perpetrated by nation-state actors, infected SolarWinds software that was eventually distributed to more than 30,000 SolarWinds customers, including us. This third-party security incident necessitated us taking additional steps to secure our systems, including conducting a forensic investigation and patching relevant software. Though we uncovered no evidence that the SolarWinds attack resulted in any actual compromise of our systems or data, incidents such as this impose costs and may adversely affect our operations.

Cyberattacks, including by state-sponsored actors, continue to become more sophisticated and persistent, and any such attacks which result in a security breach and/or personal data breach may adversely impact our business, or result in regulatory investigation, litigation, or other liability.
We deploy data security measures, including physical, technical, and administrative safeguards, and contingency plans reasonably designed to mitigate these risks and to satisfy regulatory, contractual and other legal requirements in the United States and other countries as required by our global footprint; however, we cannot assure investors that a breakdown, disruption, or breach will not occur in the future. In particular, we have taken steps to address the potential risk presented by ransomware attacks, for instance, by standardizing our disaster recovery program and by conducting backup and recovery exercises. Additionally, we conduct industry-standard audits of our data security program and maintain active programmatic data security certifications. The costs of eliminating or alleviating cyberattacks or other information security vulnerabilities, including bugs, viruses, worms, and malicious software programs could be significant, and our efforts to address or anticipate these problems may not be successful and could result in interruptions, delays, cessation of service, and loss of existing or potential customers and may impede our sales, distribution, or other critical functions.
We manage and store proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store, and transmit large amounts of data for our partners, which may include sensitive information and personal information. Confidential information may also inadvertently be disclosed in connection with our repair and refurbishment and/or our electronic waste disposal services. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or vendors, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers or vendors, or affected individuals to loss or misuse of this information, result in litigation, regulatory scrutiny and potential liability for us, damage our brand and reputation, or otherwise materially harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs, and consequences could materially and adversely affect our business, results of operations, financial condition, and cash flows.
Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse effect on our results of operations.
We may process personal data (i.e., data relating to a reasonably identifiable natural individual) in relation to our associates, customers, business partners, vendors, suppliers, and other third parties, and the collection, use, sharing, and protection of personal data is highly regulated in many jurisdictions in which we operate. For example, in the EEA, the GDPR imposes restrictions and burdens that are applicable to our business. GDPR is directly applicable in each EU and EEA member state; however, it provides that EU and EEA member states may establish further conditions, limitations, and regulations, and these could further limit our ability to collect, process, share, disclose, and otherwise use personal data and/or could cause our compliance costs to increase, ultimately having an adverse effect on our business.
GDPR limits the circumstances under which personal data may be transferred out of the EU and EEA to third countries, which may affect our ability to operate with respect to such cross-border transfers. Specifically, under GDPR, personal data may only be transferred out of the EU/EEA to countries that have “adequate” protections in place, as determined by the European Commission (“EC”), or subject to a lawful data transfer mechanism, such as the EC-approved Standard Contractual Clauses (“SCCs”). Where we transfer personal data out of the EU or EEA to countries without an EC adequacy decision, we seek to comply with the relevant EU data export requirements, including by entering into SCCs. Further, these cross-border data transfer rules and the mechanisms used by companies such as ours are under scrutiny and the ongoing legality of such transfer mechanisms is not certain. That uncertainty increases our compliance costs. For example, despite the adoption of the EU-U.S. Data Privacy Framework to legitimize EU-to-U.S. personal data transfers, there is ongoing litigation challenging both the U.S. adequacy decision and the use of the SCCs to legitimize transfers of personal data to the United States. If the use of SCCs in such circumstances is invalidated by the European courts, we may need to renegotiate certain contracts or change certain data processing operations to remain in compliance with GDPR. In the United Kingdom, regulators have implemented their own United Kingdom-specific requirements, such as by requiring parties to use an International Data Transfer Agreement or otherwise amend the EU SCCs when transferring data to countries without adequate protections in place. Switzerland similarly has its own Swiss-specific requirements. These additional requirements increase the costs of negotiating and executing contracts with suppliers, vendors, and customers located in, or related to the processing of personal data of individuals in, the United Kingdom, Switzerland, or the EU.

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we attempt to mitigate the associated risks of using third parties by entering into contractual arrangements, including data processing agreements, to ensure that providers only process personal data according to our instructions and that they have sufficient technical and organizational security measures in place to protect such data. Where we transfer personal data outside the EEA to such third parties, we do so in compliance with the relevant data export requirements, as described above. However, there is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage, and transmission of such information. Any violation of data privacy or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.
We are subject to the supervision of local data protection authorities in those EU and EEA jurisdictions where we are established or otherwise subject to the GDPR. Fines for violation of the GDPR may be significant: up to the greater of 20 million Euros or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease, change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), as well as potential civil claims including class-action type litigation where individuals suffer harm.
We are also subject to evolving EU privacy laws on cookies and e-marketing. Regulators have interpreted GDPR to require opt-in for marketing and the use of cookies, web beacons, and similar technologies that are not strictly necessary for the proper functioning of a website or online application. Violations of these requirements are potentially subject to fines at the same levels as the GDPR generally (i.e., the greater of 20 million Euros or 4% of total global annual turnover). We are likely to be required to expend further capital and other resources to ensure compliance as expectations, precedent, and guidance from regulators continue to evolve around issues related to tracking technologies and e-marketing.
Other jurisdictions outside the EU and EEA, including several states in the United States and a number of countries around the world, have enacted or are considering enacting comprehensive data privacy and data protection laws, including laws that borrow various concepts from the GDPR. For example, in 2020 and 2021, laws went into effect in California, Brazil and China regulating the collection, use, and sharing of personal data in those jurisdictions, and new data privacy laws in various states, as well as updates to states’ existing laws, have since come into effect or will come into effect in the future. These laws, such as the California Consumer Privacy Act, as amended (“CCPA”), allow for substantial penalties for non-compliance. For example, under the CCPA, in addition to fines that may be imposed by the State Attorney General and/or the California Privacy Protection Agency, consumers themselves have a private right of action against a company for failure to utilize “reasonable security procedures” that leads to a data breach. In addition, numerous countries, such as China and Russia, have enacted data localization laws that require certain data to stay within their borders and impose significant penalties for failure to comply. As laws in the jurisdictions in which we operate continue to change, we face additional costs to update our compliance efforts and additional risks related to potential complaints and associated penalties, fines, reputational damage, and other costs.
Further, many jurisdictions are considering or have adopted cybersecurity requirements that may apply to our business. For example, in July 2023, the SEC adopted new cybersecurity rules for public companies that are subject to the reporting requirements of the Exchange Act. Under these new rules, registered companies must disclose a material cybersecurity incident within four business days of management’s determination that the incident is material. Companies also must include updated cybersecurity risk management, strategy, and governance disclosures, including disclosures regarding management’s role in assessing and managing risks from cybersecurity threats. These new rules became effective for companies other than smaller reporting companies on December 18, 2023. Outside the United States, China has implemented, and other jurisdictions may implement, laws that require companies’ information technology security environments to be certified against certain standards. Such laws may be complex, ambiguous, and subject to varying interpretation, which may create uncertainty regarding compliance.
Finally, we may also face audits or investigations by one or more government agencies and/or customers, business partners, and vendors relating to our compliance with these regulations that could result in the imposition of penalties or fines and/or impact our business relationships. We have implemented a compliance program with input from external advisors designed to ensure our compliance with these privacy and data protection obligations; however, we cannot assure that our program will address or mitigate all potential risks of noncompliance. Moreover, the costs of compliance with, and other burdens imposed by, such laws, regulations, and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse effect on our business and results of operations.

Issues in the development and use of AI and ML, combined with an uncertain regulatory environment, may result in reputational harm, liability, risks to our confidential information, proprietary information, and personal data, or an adverse effect on our business, results of operations, financial condition, and cash flows.
We currently incorporate AI and ML capabilities into our Ingram Micro Xvantage platform, and our goal is to further enhance our competitive position and the experience of our customers and vendors through the use or development of such tools. The complex and rapidly evolving legal and regulatory landscape, including in the countries in which we currently offer Ingram Micro Xvantage – the United States, Germany, Canada, the United Kingdom, Mexico, Colombia, Austria, France, Italy, Belgium, the Netherlands, Spain, India and Australia – as well as the expectations of consumers, the nature of the AI tools currently in the market, and their use and deployment by our vendors, competitors, and other third parties, each present potential risks and challenges.
For instance:
•Legislators and regulators in the U.S. and elsewhere are increasingly interested in the development, deployment, use, and safety of AI systems. Several jurisdictions have enacted, or are considering enacting, legislation and regulations regarding transparency, oversight, safety, and governance related to AI. The introduction of AI into new or existing products may result in increased governmental or regulatory scrutiny, and adapting to or complying with new legal requirements may adversely impact our operations or market position;
•If we, our vendors, or our third-party partners experience an actual or perceived personal data breach or security incident because of the use of AI, we may lose confidential, sensitive, and/or proprietary information, see “–We may not be able to prevent or timely detect breaches of, or attacks on, our information technology systems”;
•The intellectual property ownership and license rights, including copyright, as applied to AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation;
•While we aim to use AI ethically and attempt to identify and mitigate ethical issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise, or the output result may not align with our expectations, or that of our customers, impacting our relationships with customers, partners, and suppliers or other unintended results; and
•We face significant competition from other companies. If we are unable to incorporate AI capabilities that enhance the functionality and reliability of our products, we may lose market share or be unable to attract or retain customers.
Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business, results of operations, financial condition, and cash flows.

We may become involved in intellectual property disputes that could cause us to incur substantial costs, divert the efforts of management, or require us to pay substantial damages or licensing fees.
As a distributor of products and as a service provider, including of our cloud marketplace technology, from time to time we receive notifications from third parties alleging infringements of intellectual property rights allegedly held by others relating to the products or services we sell. As we continue to expand the products and services we offer and the geographies and channels in which we participate, our potential exposure to disputes related to intellectual property rights infringement increases. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our operations. Further, we may be obligated to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. While we may be able to seek indemnification and defense from our vendors and suppliers to protect our customers and our company against such claims, there is no assurance that we will be successful in obtaining such indemnification or defense or that we will be fully protected against such claims or that such indemnification and defense rights will be sufficient. We also may be unable to insure against such claims. We may also be prohibited from marketing products or services, be forced to market products or services without desirable features, be forced to pay additional licensing fees to continue to distribute certain products or perform certain services, or incur substantial costs to defend legal actions, including when third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. The validity, subsistence, and enforceability of the intellectual property rights portfolio that we currently hold, develop, or acquire may be challenged. We may receive such a challenge from individuals and groups who purchase intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims may be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms.
Risks Related to Our Relationship with Platinum and Being a “Controlled Company”
Platinum controls us, and its interests may conflict with ours or other stockholders’ in the future.
Platinum controls approximately 90% of the voting power of our outstanding Common Stock, and thus holds more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors. Platinum is able to control the election and removal of our directors and thereby control our policies and operations, including the appointment of management, future issuances of our Common Stock or other securities, payment of dividends, if any, on our Common Stock, the incurrence or modification of indebtedness by us, amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of our other stockholders. This concentration of voting control could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and ultimately might affect the market price of our Common Stock. This concentration of ownership may also adversely affect our share price.
Moreover, in accordance with our amended and restated certificate of incorporation and the Investor Rights Agreement, dated as of October 23, 2024 by and between the Company and Imola JV Holdings, L.P. (the “Investor Rights Agreement”), Platinum has the right to nominate for election to our board of directors a number of individuals designated by Platinum constituting a majority thereof for so long as it beneficially owns at least 50% of the voting power of all shares of our outstanding stock entitled to vote generally in the election of our directors. In the event that Platinum ceases to own shares of our stock representing a majority of the total voting power, for so long as Platinum continues to own a significant percentage of our stock, it will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such period of time, Platinum will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers.

Platinum is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or whose interests are otherwise not aligned with ours. Our amended and restated certificate of incorporation provides that neither Platinum nor any of its affiliates or any director who is not employed by us or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Platinum and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of other companies that are subject to such requirements.
Because Platinum continues to hold more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and have elected, in accordance with applicable NYSE exemptions, not to comply with certain corporate governance requirements. For example, we do not have a majority of independent directors, our compensation and nominating and corporate governance committees are not composed entirely of independent directors, and we may not perform annual performance evaluations with respect to such committees. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In the event that we cease to be a “controlled company,” we will be required to comply with the above referenced requirements within one year.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
Among other things, these provisions:
•grant Platinum the right to nominate for election to our board of directors no fewer than that number of directors that would constitute: (a) a majority of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 50% of the then-outstanding capital stock of the Company; (b) 40% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 40% but less than 50% of the then-outstanding capital stock of the Company; (c) 30% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 30% but less than 40% of the then-outstanding capital stock of the Company; (d) 20% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 20% but less than 30% of the then-outstanding capital stock of the Company; and (e) 10% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 5% but less than 20% of the then-outstanding capital stock of the Company;
•permit our board of directors to establish the number of directors and fill vacancies and newly created directorships, subject to the rights granted to Platinum pursuant to our amended and restated certificate of incorporation and the Investor Rights Agreement;
•establish a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 and 2/3% of the shares of Common Stock entitled to vote generally in the election of directors if Platinum and its affiliates cease to beneficially own at least 50% of shares of Common Stock entitled to vote generally in the election of directors;
•provide that at all meetings of our board of directors prior to the date when Platinum ceases to beneficially own at least 30% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors, a quorum for the transaction of business shall include at least one director nominated by Platinum;

•provide for the ability of our board of directors to issue one or more series of preferred stock, including “blank check” preferred stock;
•designate Delaware as the sole forum for certain litigation against us;
•provide for advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual stockholder meetings;
•provide certain limitations on convening special stockholder meetings in the event Platinum beneficially owns less than 50% of the voting power of all outstanding shares of our stock entitled to vote generally in the election of directors;
•prohibit cumulative voting in the election of directors;
•provide that actions by our stockholders be taken only at an annual or special meeting of our stockholders, and not by written consent, in the event Platinum beneficially owns less than 50% of the voting power of all outstanding shares of our stock entitled to vote generally in the election of directors;
•provide (i) that the board of directors is expressly authorized to alter or repeal our amended and restated bylaws and (ii) that our stockholders may only amend our amended and restated bylaws with the approval of 66 and 2/3% or more of all of the outstanding shares of our stock entitled to vote, in the event Platinum beneficially owns less than 50% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors; and
•provide that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66 and 2/3% in voting power of the outstanding shares of our stock entitled to vote, in the event Platinum beneficially owns less than 50% of the total voting power of all then-outstanding shares of our stock entitled to vote generally in the election of directors; provided, however, that any such alteration or amendment which would adversely affect the rights of Platinum shall require the prior written consent of Platinum.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock. In addition, our stockholders may be limited in their ability to obtain a premium for their shares.
Risks Related to Ownership of Our Common Stock
As a publicly traded company, we are required to design and maintain adequate internal control over financial reporting. Failure to comply with requirements to design, implement, and maintain effective internal control over financial reporting and/or failure to effectively remediate material weaknesses could have a material adverse effect on our business and the price of our Common Stock, and could result in our financial statements becoming unreliable.
As a privately held company prior to our IPO, we were not required to evaluate the effectiveness of our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”). As a publicly traded company, we are now subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate the design and operating effectiveness of our internal control over financial reporting.
Reporting obligations as a publicly traded company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel for the foreseeable future. In addition, as a publicly traded company, we are required to document and test our internal control over financial reporting pursuant to the rules and regulations of the SEC so that our management can report as to the effectiveness of our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to the operation of our business. In addition, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with the rules and regulations of the SEC over Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Section 404(a) requires that, beginning with our second annual report filed on Form 10-K following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and disclose any material weaknesses in our internal control over financial reporting. Section 404(b) requires our independent registered public accounting firm to issue a report that attests to the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We expect our first Section 404(a) assessment will take place for our annual report for the year ending December 27, 2025. We are in the process of evaluating our internal controls to allow management to report on the effectiveness of our internal control over financial reporting. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC rules and regulations that require remediation. As a publicly traded company, we are required to report, among other things, control deficiencies that constitute a “material weakness” and changes in internal control over financial reporting that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To comply with the requirements of being a publicly traded company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Further, because there are inherent limitations in all control systems, even our remediated and effective internal control over financial reporting may not prevent or detect all material misstatements. Additionally, any projection or the result of any evaluation of effectiveness of these measures in future periods remain subject to the risk that our internal control over financial reporting may become inadequate because of changes in our business condition, changes in accounting rules and regulations, or to the degree our compliance with our internal policies or procedures may deteriorate. If we fail to timely design and maintain the effectiveness of our internal control over financial reporting, we may not be able to produce reliable financial reports and will be less able to detect and prevent material misstatements due to error or fraud.
Additionally, as described in the risk factor directly below, we have identified material weaknesses in our internal control over financial reporting. As we have become subject to Section 404, we may identify additional material weaknesses.
We have identified material weaknesses in our internal control over financial reporting, which have resulted in restatements and revisions of certain of our consolidated financial statements, which has created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our Common Stock, or impair our ability to comply with applicable laws and regulations.
During the course of preparing to become a publicly traded company, we identified a material weakness consisting of not designing and maintaining an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements.
These material weaknesses resulted in immaterial misstatements to the interim and annual consolidated financial statements between 2021 and 2023 and the revision of the 2022 annual consolidated financial statements (balance sheet and the statement of cash flows) and 2023 interim condensed consolidated financial statements (balance sheet and the statement of cash flows) and the restatement of certain interim and annual consolidated financial statements between 2020 and 2023, as a result of errors in the consolidated balance sheets and consolidated statements of cash flows.
Additionally, these material weaknesses could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result of these material weaknesses and errors, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal, and other fees and expenses. We may become subject to legal proceedings as a result of the material weaknesses and errors, which could result in reputational harm, the loss of key employees, additional defense, and other costs. Any of the foregoing impacts, individually or in the aggregate, may have a material adverse effect on our business, financial position and results of operations.

We are taking a number of steps to remediate these material weaknesses and to strengthen our internal control over financial reporting. These remediation measures are ongoing, and include strengthening the regional controllership function, revising policies and procedures, and implementing additional training to support an effective risk assessment process over evolving and growing areas of the business. The implementation of these remediation measures is in progress and will require validation and testing of design and operating effectiveness of internal controls over multiple financial reporting cycles. Implementing the necessary changes to internal controls may involve substantial costs and divert our management’s attention from other matters that are important to the operation of our business. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing our remediation plan; however, the remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
While we expect to remediate the material weaknesses, we cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above or that we will be able to do so in a timely manner. If the steps we take do not remediate these material weaknesses, or future material weaknesses, in a timely manner, if we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the rules and regulations of the SEC over Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, that may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which, in turn, could jeopardize our ability to comply with our reporting obligations, including those under the Indenture and Credit Agreements which may give rise to a default thereunder restrict our access to the capital markets, cause investors to lose confidence in the accuracy, completeness or reliability of our financial reports and adversely impact the price of our Common Stock. As a result of such failures, we could also become subject to investigations or sanctions by the NYSE, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.
Our stock price may change significantly, and stockholders may not be able to resell shares of our Common Stock at or above the price paid or at all and could lose all or part of their investment as a result.
The price of our Common Stock has been and may continue to be volatile due to a number of factors such as those listed in “—Risks Related to Our Business and Our Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors compared to market expectations;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of information technology companies;
•departures of key management personnel or members of our board of directors;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our vendors of significant contracts, price reductions, new products or technologies, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in preference of our customers;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•changes in business or regulatory conditions which adversely affect our industry or us;
•future issuances, exchanges or sales, or expected issuances, exchanges or sales of our Common Stock or other securities;
•investor perceptions of or the investment opportunity associated with our Common Stock relative to other investment alternatives;
•investors’ responses to press releases or other public announcements by us or third parties, including our filings with the SEC;

•adverse resolutions relating to new or pending litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•limited liquidity of our stock, including the potential impact of a small public float;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.
Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. Broader market volatility, especially in the technology sector, may also adversely affect our stock price, regardless of our actual performance. Additionally, low public float or trading volume could amplify price fluctuations. Stockholders may not be able to sell their shares at or above the price paid and could lose all or part of their investment. Periods of volatility may also increase the risk of securities litigation, which could be costly and distract management from our operations.
We may change our dividend policy at any time, and, in the event we determine not to pay any cash dividends on our Common Stock in the future, stockholders may not receive any return on investment unless they sell their Common Stock for a price greater than that which they paid for it.
As noted in Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” our board of directors has declared the first quarterly cash dividend on our Common Stock of $0.074 per share to be paid on March 25, 2025. Although we anticipate continuing to pay such a quarterly cash dividend on our Common Stock, we have no obligation to pay any dividend, and our board of directors may decide to change the dividend policy at any time without notice to the stockholders. Any decision to declare and pay dividends in the future will be, subject to our compliance with applicable law, made at the sole discretion of our board of directors and will depend on, among other things, general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual and tax implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions and subject to the covenants under our Credit Facilities, the Indenture, and any other future indebtedness or preferred securities we may incur or issue, and such other factors as our board of directors may deem relevant. Future dividends may also be affected by factors that our board of directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws or corporate laws, and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, there can be no assurance that we will pay any future dividends, and it is possible that we may need to reduce or eliminate the payment of dividends on our Common Stock in the future. If we decide to not pay future dividends, then stockholders may not receive any return on an investment in our Common Stock unless they sell our Common Stock for a price greater than the purchase price, which may not occur.
If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stop covering us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We have incurred and will continue to incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a publicly traded company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a result of recently becoming a publicly traded company, we have incurred and will continue to incur significant legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a privately held company, including costs associated with applicable reporting requirements. As a result of having publicly traded Common Stock, we are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Act, the PCAOB, as well as rules and regulations implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We anticipate that these costs will materially increase our general and administrative expenses. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, including expanded corporate governance standards, diverting the attention of management away from revenue-producing activities.
In addition, these laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a publicly traded company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action, and potentially civil litigation.
If we or Platinum sell shares of our Common Stock or are perceived by the public markets as intending to sell them, the market price of our Common Stock could decline.
The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Common Stock in the future at a time and at a price that we deem appropriate.
We, all of our directors, executive officers, and Platinum have entered into lock-up agreements with the underwriters of the IPO, pursuant to which, all such parties have agreed, subject to certain exceptions, not to sell, dispose of or hedge any shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock for 180 days from the date of the final prospectus for the IPO (the “Lock-Up Period”), except with the prior written consent of any two of Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC on behalf of the underwriters. As a result of the foregoing, a substantial portion of our outstanding Common Stock is subject to lock-up agreements during the Lock-Up Period.
Upon the expiration of the lock-up agreements at the end of the Lock-Up Period as described above, all of such shares will be eligible for resale in the public market, subject in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144 of the Securities Act (“Rule 144”). We expect that Platinum will continue to be considered an affiliate following the expiration of the Lock-Up Period based on its expected shares of ownership and its board nomination rights. Certain other of our stockholders may also be considered affiliates at that time. However, subject to the expiration or waiver of the Lock-Up Period, certain of the holders of these shares of Common Stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of Common Stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Common Stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 100,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations, and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof. The powers, preferences, and rights of these additional series of preferred stock may be senior to or on parity with our Common Stock, which may reduce its value.
Claims for indemnification by our directors, officers, or Platinum Advisors may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”).
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by the DGCL, which provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify associates and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that any such person is not entitled to indemnification;
•we are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, associates and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaws provisions to reduce our indemnification obligations to directors, officers, associates and agents.
In addition, the Investor Rights Agreement provides that if we retain Platinum Advisors to provide corporate and advisory services to us, then we will reimburse Platinum Advisors for all third party costs incurred in rendering such services and indemnify Platinum Advisors and its officers, directors, managers, employees, affiliates, agents, and other representatives, to the fullest extent permitted by law, against all liabilities, costs, and expenses incurred in connection with such services other than if and to the extent that such liabilities, costs, and expenses arise as a result of the gross negligence, bad faith, fraud, or willful misconduct of Platinum Advisors.

Our amended and restated certificate of incorporation contains exclusive forum provisions for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates, or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers, or other associates to us or our stockholders, creditors, or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any of our directors, officers, or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce, or determine the validity of the amended and restated certificate of incorporation, (5) any other action asserting a claim that is governed by the internal affairs doctrine of the State of Delaware, or (6) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL. As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or rules and regulations thereunder.
To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the federal forum provision of our amended and restated certificate of incorporation applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under the DGCL. While there can be no assurances that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have had notice of and consented to the forum provisions in our amended and restated certificate of incorporation, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other associates, or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Our business operations rely on the secure processing, storage, integrity, and transmission of business-critical information, including transaction information as well as personal and other sensitive data, through digital and interconnected systems, including those of our service providers and other third parties. In order to identify, prevent, respond to, and mitigate cybersecurity risks, we maintain a formal data protection program with physical, technical, and administrative safeguards (the “Program”), which is integrated into our overall risk management processes. As part of the Program:
•We have implemented and maintain documented policies and comprehensive technical controls (including multifactor authentication and end-to-end encryption) designed using the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and mapped to the specifications of International Organization for Standardization (“ISO”) 27001. The Program is regularly reviewed and updated on an annual basis, with a comprehensive annual review cycle.
•We maintain a dedicated cybersecurity team under the joint direction of our Executive Vice President and President – Global Platforms Group, and our Chief Information Security Officer (“CISO”). Our cybersecurity team operates a 24/7 Security Operations Center that employs threat detection and response technologies, including AI and ML capabilities. In addition, we maintain the Ingram Micro Trust Center, a centralized hub for stakeholders and the public to access key information about our cybersecurity and privacy programs.
•We regularly test our internal IT controls through a combination of automated and manual testing procedures, including continuous automated vulnerability scanning and periodic penetration tests, and we regularly test our disaster recovery and other back-up plans. Our Program also undergoes annual external audits by independent auditors as part of our ISO 27001 certification process. Critical vulnerabilities identified through these processes are remediated according to defined timelines based on severity and other relevant factors.
•We maintain, and we require our third-party service providers to maintain reasonable security controls designed to protect the confidentiality, integrity, and availability of our information systems and the sensitive data we process or that is processed on our behalf. We address potential risks posed by the use of such third-party service providers via established vendor risk assessments, due diligence, and contract review by our cybersecurity team.
•We require our employees to complete security awareness training upon hiring and on a regular basis, with modules covering applicable Company policies and emerging threats. Our training program includes practical exercises such as simulated phishing campaigns.
We also work with third-party cybersecurity and data privacy professionals as part of the design and implementation of our program, including accountants, independent assessors, external legal counsel, and other consultants.
Our incident reporting and escalation process is designed to detect and analyze cyber incidents in real time, to assess their impact, to escalate the incident to our CISO and the Company’s Information Security Management Committee (which consists of our CEO, CFO, General Counsel, CISO, and EVP and President – Global Platform Group), as appropriate and consistent with our Incident Response Plan, and to determine and effectuate the appropriate response and reporting actions, including evaluating the impact and materiality of such incidents to our financial condition and operations.
All cybersecurity threats are documented by our Security Incident Response Team, with incidents exceeding a certain threshold escalated to our CISO. Critical incidents involving confirmed data breaches, ransomware, or system-wide outages trigger immediate Security Management Committee involvement and require the board of directors to be informed of significant or material cybersecurity incidents within 24 hours.
While we, along with our customers, vendors, suppliers, and service providers, are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate, has materially affected the Company during the periods covered by this report. See Item 1A, “Risk Factors”, for more information on the cybersecurity threats facing our Company.

Governance
Our board of directors maintains active oversight of cybersecurity risks through a structured governance framework:
•The full board of directors receives comprehensive cybersecurity briefings at least annually, supplemented by sessions focused on emerging threats and program strategy.
•The Audit Committee receives regular updates (typically quarterly) that cover, among other topics, performance against operational metrics and results of recent audits and assessments.
•Our CISO, under the direction of our Executive Vice President and President – Global Platform Group, leads our Program, working with key stakeholders and resource groups, including industry groups, peer institutions, internal committees (the Information Security Management Committee), and law enforcement, as needed, to understand, identify, and address cybersecurity risks. Our CISO maintains direct reporting access to the board of directors, ensuring that time-sensitive matters may be escalated as needed.
•Our internal audit team is responsible for testing key IT controls, while leaders from our legal, finance, communications, and risk management teams participate in incident response training, including annual tabletop exercises, to ensure swift and effective responses to cybersecurity incidents.
Our cybersecurity leadership team brings extensive qualifications and expertise:
•Our CISO has over 15 years of experience in information security, including leadership roles at Nissan Motors and Ingram Micro. He has performed investigations in the public sector as a deputized high-tech crimes investigator with a digital forensic certification. He serves on numerous cyber industry organization boards and lends his expertise as a leader and practitioner. He speaks at numerous events annually on various cyber topics.
•Members of the broader security team maintain various professional certifications including CISSP, CISM, CEH, and SANS certifications. We maintain partnerships with leading universities to support continuing education and stay current with emerging threats and technologies.
Item 2. Properties
Facilities
We occupy 281 facilities covering approximately 12.6 million square feet of warehouse and office space. We own 9 sites making up approximately 800 thousand square feet and lease the remainder. Our facilities are located throughout our geographic regions: North America (35), EMEA (98), Asia-Pacific (116) and Latin America (32).
Our headquarters is in Irvine, California and consists of approximately 179,000 rentable square feet of space pursuant to a lease that expires on July 31, 2033.
We believe that our existing facilities are adequate to meet our current and near-term future operating needs. Upon the expiration or termination of any of our leased facilities, we believe we could obtain comparable office space.
Item 3. Legal Proceedings
From time to time we are involved in legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by government authorities, arising in the normal course of our business. Other than as discussed in Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements, we do not believe that the currently pending proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information with Respect to our Common Shares
Our common stock, par value $0.01, is traded on the NYSE under the symbol “INGM.”
As of February 25, 2025, our common stock was held by approximately 16 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P Midcap 400 Index and a market-weighted index of publicly-traded peers beginning on October 24, 2024, the day our stock began trading on the NYSE. The peer group consists of Arrow Electronics, Avnet, CDW Corporation, Climb Global Solutions, ePlus, Insight Enterprises, PC Connection, ScanSource, TD Synnex, and Dell Technologies. The graph assumes that $100 is invested in each of our common shares, the S&P Midcap 400 Index, and the index of publicly-traded peers on October 24, 2024 and that all dividends were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Common Stock.

	October 24, 2024	October 26, 2024	November 23, 2024	December 28, 2024
Ingram Micro Holding Corporation	$100.00	$98.58	$89.43	$79.63
S&P Midcap 400 Index	$100.00	$99.36	$106.97	$100.63
Peer Group Index	$100.00	$100.17	$99.69	$89.78
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding the Securities Authorized for Issuance under Equity Compensation Plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters” of this report.
Information with Respect to Dividends
On March 4, 2025, the Company announced that the board of directors had declared a cash dividend of $0.074 per share of common stock, payable on March 25, 2025, to stockholders of record as of March 11, 2025. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our board of directors that cash dividends are in the best interests of our stockholders.

Information with Respect to Purchases of Equity Securities by the Issuer
We did not repurchase any of our Common Stock during the Thirteen Weeks Ended December 28, 2024.
Unregistered Sales of Securities
None.
Use of Proceeds from Public Offering of Common Stock
In October 2024 we completed an IPO, in which we issued and sold 11,600,000 shares of our Common Stock, and Imola JV Holdings, L.P. agreed to offer and sold 7,000,000 shares of their Common Stock at a public offering price of $22.00 per share. The offer and sale was pursuant to the registration statement on Form S-1 (File No. 333-282404), as amended, which was declared effective by the SEC on October 23, 2024. We received approximately $233,110,000 in net proceeds after deducting $14,036,000 of underwriting discounts and approximately $8,054,000 in estimated offering costs. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100,000 of debt outstanding under our Term Loan Credit Facility. The underwriters were granted a 30-day option to purchase up to an additional 2,790,000 shares of Common Stock from Imola JV Holdings, L.P., the selling stockholder, which was exercised in full and closed on November 4, 2024.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Our Fiscal Year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2024”, “Fiscal Year 2023”, and “Fiscal Year 2022” represent the fiscal years ended December 28, 2024 (52 weeks), December 30, 2023 (52 weeks), and December 31, 2022 (52 weeks), respectively. This section of this Annual Report on Form 10-K generally discusses fiscal years 2024 and 2023 items and year-over-year comparisons between fiscal years 2024 and 2023. Discussions of Fiscal Year 2022 items and year-over-year comparisons between Fiscal Year 2023 and Fiscal Year 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our final prospectus filed with the SEC on October 24, 2024. All financial data included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section are in thousands, except as otherwise indicated.
Unless otherwise noted in this Annual Report on Form 10-K, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” refers to Ingram Micro Holding Corporation and its subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
Overview
Ingram Micro Holding Corporation and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, cloud and other services worldwide. Our business is organized into four reportable segments based on the different geographic regions in which we operate: North America; EMEA; Asia-Pacific; and Latin America.
Key Factors and Trends Affecting Our Operating Results
Global Demand for IT Products and Value Added Services
We are dependent on global IT spend, which is influenced by broader economic trends and their impacts on enterprise spending, as well as new product introductions and product transitions by technology vendors. Driven by the rapid evolution of the technology industry, frequent fluctuations in market demand, and the increasing complexity of solutions, which often integrate offerings from multiple vendors and service providers, vendors increasingly rely on distributors to bring their products to market more efficiently along with providing value-added services. We have diverse relationships with many global vendors and offer a full end-to-end solution including comprehensive services, positioning us well to capture demand in key technology sectors. We expect to continue investing in our services offerings, as well as our relationships with existing and emerging vendors with the goal of expanding the breadth and depth of what we already believe to be the industry’s most comprehensive offering.
Market Adoption of Cloud Solutions and XaaS
The accelerating transition from on-premises software solutions to cloud-based solutions can drive a revenue mix shift to our higher margin cloud offerings. Because of our advanced capabilities and offerings, we believe this industry shift is a net positive for our business, and it demonstrates the comprehensive value of our business model. To capture this opportunity, we plan to continue investing in development and go-to-market support for our cloud offerings and marketplaces, including those already integrated into Ingram Micro Xvantage.
Our product, service and solution offerings consist of Client and Endpoint Solutions, Advanced Solutions, Cloud-based Solutions and Other, which include the product and service categories further described below. Our results are impacted by changes in demand levels and related product mix, including entry or expansion into new markets, new product offerings and the exit or retraction of certain business. Furthermore, we have invested most heavily in recent years into Advanced Solutions and Cloud-based Solutions and capabilities globally, for which an increased need for more complex solutions coupled with more products being consumed on an as-a-service basis is driving a more rapid shift towards these offerings. Advanced Solutions and Cloud sales now collectively comprise more than one-third of our net sales and more than half of our gross profit.

As part of our global presence in each of our four geographic regions, we offer customers a full spectrum of hardware and software, cloud services and logistics expertise through three main lines of business: Technology Solutions, Cloud and Other. In each of our geographic segments we offer customers the product categories listed below broken down under the respective line of business. In 2024, we began to refer to our Commercial & Consumer category as Client and Endpoint Solutions as a better reflection of the nature of the products and services within that category.
Product, Line of Business and Global Presence
Technology Solutions:
•Client and Endpoint Solutions. We offer a variety of higher-volume products targeted for corporate and individual end users, including desktop personal computers, notebooks, tablets, printers, components (including hard drives, motherboards, video cards, etc.), application software, peripherals and accessories. We also offer a variety of products that enable mobile computing and productivity, including phones, phone tablets (including two-in-one “notebook/tablet” devices), smartphones, feature phones, mobile phone accessories, wearables and mobility software.
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes than Client and Endpoint Solutions but higher-margins individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cyber security, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers DC / POS, physical security, audio visual & digital signage, UCC and Telephony, IoT (smart office/home automation) and AI products.
Cloud:
•Cloud-based Solutions. Our cloud portfolio is comprised of third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here are the offerings of our CloudBlue business, which provides customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model.
Other:
•We provide customers with ITAD, reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
Presentation
Net Sales
End-market demand across IT products in each of the geographic regions in which we operate affects the relative mix of our revenues and may lead to fluctuations in our overall profitability. Vendors are increasingly focused on their global presence and we are consistently growing our share of the total addressable market with global vendors. Exposure to emerging markets, especially Asia-Pacific and Latin America, is driving higher growth and operating margin. Emerging markets typically require lower capital investment given less automation, and we typically experience higher operating margins in these markets due to their lower average labor costs.

Vendor Relationships
Our vendors include many of the largest tech companies, including Advanced Micro Devices, Apple, Amazon Web Services (AWS), Cisco, Dell Technologies, Hewlett Packard Enterprise, HP Inc., Lenovo, Microsoft, NVIDIA and Super Micro Computer. Ingram Micro’s access to products, especially when supply constraints exist, is enhanced by the strength of our long-standing relationships with vendors. Vendors typically select distributors based on global reach, scale, contract terms, the strength of partnerships and service capabilities offered.
The value of our inventory is subject to risks of obsolescence and price reductions driven by vendors and by market conditions. To mitigate such risks, our vendors typically offer price protection, return rights and stock rotation privileges. We closely monitor our inventory levels and attempt to time our purchases to address demand levels while maximizing contractual protections provided by our vendors. We monitor both our inventory levels and customer demand patterns at each of our facilities and are able to stock products next to our vendors and resellers, which effectively minimizes our shipping costs.
Liquidity and Access to Capital and Credit
Our business requires investment in working capital to meet movements in demand and seasonality. Our working capital needs depend on terms and conditions established with vendors and resellers, as well as our customers’ ability to pay us on time, and cash conversion rates affect our overall liquidity and cash flow.
Our resellers might fail to pay their obligations in a timely manner, which could adversely affect our operations and profitability. We protect ourselves from such risks by purchasing credit insurance in many markets, as well as by only doing business with customers we believe are creditworthy. We are able to act quickly in case of failure of timely payments, such as escalating communications and credit holds.
Substantial trade credit and similar offerings from our vendors, coupled with access to our borrowing facilities and ongoing cash flows from our business, are key to financing the necessary investment in inventory and trade credit that we offer to our customers.
The cash flow profile of our business is countercyclical. In times of elevated demand, more working capital investment may be required while overall working capital investment tends to reduce in times of decreasing demand.
Mergers and acquisitions are a core part of our business strategy, leading to elevated leverage from time to time. However, given our consistent and predictable cash flow generation, we are able to adequately manage our leverage profile. We are dependent on external sources of capital to fund our business, including the payment of a quarterly cash dividend, but also use internally generated cash flow as a significant source of funding.
As of December 28, 2024, we had $3,500 million available under our $3,500 million ABL Revolving Credit Facility, which, if borrowed, can be used to fund any such working capital needs or to fund any of our business strategies.
Supply Constraints
Our future success is dependent on the resilience and adaptability of our global supply chain. We have a large presence across North America, Europe and the Middle East, Asia-Pacific and Latin America, and any supply constraints can disrupt our global operations. Disruptions in local or international supply chains can cause significant delays, impacting inventory levels across our facilities. Supply chain constraints can also cause product prices and related fulfillment expenses to increase as well as prices we charge our customers.
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

Impact of Labor, Warehousing, Transportation and Other Fulfillment Costs
Our business is impacted by increases in labor, warehousing, transportation and other fulfillment costs. In periods of labor shortages, our operating costs typically increase. While increasing costs associated with labor shortages can impact profitability, we have developed a number of initiatives to mitigate the impact on our profitability. Our flexible workforce structure comprising a mix of temporary and permanent associates, allows us to modulate our local workforces based on demand, including typical seasonality. Furthermore, our extensive operating history, as well as our global scale provide us with access to local and international carriers to secure critical volume discounts that help offset the impact of increasing transportation costs.
Seasonality
We experience some seasonal fluctuations in demand in our business. For instance, we typically see lower demand, particularly in Europe, during the summer months. Additionally, we also experience an increase in demand in the fourth quarter, driven primarily by typical enterprise budgeting cycles in our client and endpoint solutions business and the pre-holiday impacts of stocking in the retail channel and associated higher logistics-based fulfillment fees. These seasonal fluctuations have historically impacted our revenue and working capital including receivables, payables and inventory. Our extensive experience combined with a flexible workforce allows us to modulate our operations and workforce demand fluctuations throughout the year.
Foreign Currency Fluctuations
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
Foreign Currency Translation
The financial statements of our foreign subsidiaries for which the functional currency is the local currency, are translated into U.S. dollars using (i) the exchange rate at each balance sheet date for assets and liabilities and (ii) an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a small number of operations within our EMEA, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and nonmonetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Consolidated Statements of Income.

Working Capital and Debt
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
Results of Operations for Fiscal Year 2024 and Fiscal Year 2023:
We do not allocate stock-based compensation expense or cash-based compensation expense (see Note 10, “Employee Awards,” to our audited consolidated financial statements), or certain Corporate costs, including merger-related costs, to our operating segments; therefore, we are reporting these amounts separately.
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

	Fiscal Year		Fiscal Year		Change Increase (Decrease)
Net sales by reportable segment	2024		2023		Amount	Percentage
North America	$17,373,047	36%	$18,195,652	38%	$(822,605)	(4.5)%
EMEA	14,260,257	30	14,481,069	30	(220,812)	(1.5)
Asia-Pacific	12,756,802	27	11,573,489	24	1,183,313	10.2
Latin America	3,593,565	7	3,790,154	8	(196,589)	(5.2)
Total	$47,983,671	100%	$48,040,364	100%	$(56,693)	(0.1)%

	Fiscal Year		Fiscal Year
	2024		2023		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$322,159	1.85%	$350,850	1.93%	$(28,691)	(0.08)%
EMEA	259,420	1.82	317,199	2.19	(57,779)	(0.37)
Asia-Pacific	223,449	1.75	247,143	2.14	(23,694)	(0.39)
Latin America	119,584	3.33	93,515	2.47	26,069	0.86
Corporate	(47,996)	—	(33,320)	—	(14,676)	—
Cash-based compensation expense	(24,626)	—	(31,040)	—	6,414	—
Stock-based compensation expense	(34,067)	—	—	—	(34,067)	—
Total	$817,923	1.70%	$944,347	1.97%	$(126,424)	(0.27)%

	Fiscal Year	Fiscal Year
	2024	2023
Net sales	100.00%	100.00%
Cost of sales	92.82	92.62
Gross profit	7.18	7.38
Operating expenses:
Selling, general and administrative	5.40	5.38
Restructuring costs	0.08	0.04
Income from operations	1.70	1.97
Total other (income) expense	0.78	0.88
Income before income taxes	0.92	1.09
Provision for income taxes	0.37	0.35
Net income	0.55%	0.73%
Consolidated net sales were $47,983,671 for Fiscal Year 2024 compared to $48,040,364 for Fiscal Year 2023. The 0.1% decrease in our consolidated net sales for Fiscal Year 2024 compared to Fiscal Year 2023 includes the negative translation impact of foreign currencies relative to the U.S. dollar of approximately 0.4%. Net sales were lower in our North American, EMEA, and Latin America regions, partially offset by growth in our Asia-Pacific region. Fiscal Year 2024 saw lower volume compared to Fiscal Year 2023, particularly in advanced solutions offerings resulting from the fulfillment of significant product backlogs that benefited net sales in the prior year period. Advanced solutions offerings declined by 6% globally. This decline was partially offset by growth of 3% globally in net sales of client and endpoint solutions, growth of 21% in net sales of our cloud-based solutions, as well as growth of 10% in net sales of Other services.
The $822,605, or 4.5%, decrease in our North American net sales for Fiscal Year 2024 compared to Fiscal Year 2023, was primarily driven by a decline of 8% in net sales of advanced solutions offerings, attributed mainly to declines in networking solutions in the United States and Canada, which includes a challenging prior year comparison due to heavy backlog fulfillment in the prior year as noted above, as well as declines in net sales of DC / POS and audio visual and digital signage in the United States. Net sales of client and endpoint solutions also declined by 3% attributed to declines in mobility distribution, particularly in smartphones in the United States. These factors were partially offset by growth of 25% in net sales of cloud-based solutions, as well as growth of 26% in net sales of Other services in Fiscal Year 2024 compared to Fiscal Year 2023.
The $220,812, or 1.5%, decrease in EMEA net sales for Fiscal Year 2024 compared to Fiscal Year 2023 was primarily driven by a 7% decline in net sales of advanced solutions offerings due to declines in networking and storage particularly in Germany and the United Kingdom. Specialty offerings also declined in the region, attributed to DC / POS declines in Germany and the United Kingdom. Additionally, net sales of Other services declined by 2% in Fiscal Year 2024 compared to Fiscal Year 2023. These results were partially offset by growth of 2% in net sales of client and endpoint solutions in Fiscal Year 2024 compared to Fiscal Year 2023, driven by growth in notebooks in the Netherlands, the United Kingdom, Turkey and Sweden, as well as growth in mobility distribution, particularly smartphones in the United Kingdom, as well as tablets in Italy and Germany. Additionally, net sales of cloud-based solutions increased by 8% year-over-year in the region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of approximately 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for advanced solutions offerings declined by 7%, Other services declined by 5% while client and endpoint solutions increased by 1% and cloud-based solutions increased by 7%.
The $1,183,313, or 10.2%, increase in Asia-Pacific net sales for Fiscal Year 2024 compared to Fiscal Year 2023 was primarily driven by a 13% increase in net sales of client and endpoint solutions due to growth in mobility distribution, particularly smartphones in China and India. Net sales of advanced solutions offerings increased by 3% in Fiscal Year 2024 compared to Fiscal Year 2023, driven by growth in server net sales in India and Singapore, as well as strong networking results in China. Additionally, net sales of cloud-based solutions increased by 8% year-over-year, led by growth in Australia and Singapore. These results were slightly offset by a 15% decline in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 14%, advanced solutions offerings increased by 4%, and cloud-based solutions increased by 9%, while Other services declined by 13%.

The $196,589, or 5.2%, decrease in Latin American net sales for Fiscal Year 2024 compared to Fiscal Year 2023 was primarily driven by a 4% decrease in net sales of client and endpoint solutions, which was driven by declines in desktops in Brazil and Peru as well as peripherals in Mexico. Mobility distribution also declined, primarily due to smartphones in Miami Export and Mexico. Additionally, net sales of advanced solutions offerings declined by 9% year-over-year in the region as a result of declines in networking in Mexico, Brazil and Chile, a portion of which results from the challenging prior year comparisons driven by backlog fulfillment as discussed above. These results were partially offset by growth of 23% in net sales of cloud-based solutions, driven by strong results in Brazil. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 3% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions declined by 1%, advanced solutions offerings declined by 6%, while cloud-based solutions increased by 31%.
Gross profit was $3,444,945 for Fiscal Year 2024, compared to $3,547,137 for Fiscal Year 2023. Gross margin decreased by 20 basis points in Fiscal Year 2024 compared to Fiscal Year 2023. The decrease in gross profit dollars was primarily attributable to the previously described declines in our net sales. The 20 basis point decrease in gross margin was driven primarily by a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions in North America and EMEA, as well as an overall shift in net sales mix towards our lower gross margin, but lower cost-to-serve, Asia Pacific region during Fiscal Year 2024 compared to Fiscal Year 2023. Gross margin was also negatively impacted by a 2 basis point increase in write-offs of excess and obsolete inventory during Fiscal Year 2024 compared to Fiscal Year 2023. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of gross margin.
Total SG&A expenses decreased $4,675 in Fiscal Year 2024 compared to Fiscal Year 2023. The decrease in SG&A dollars is driven by decreases in compensation and headcount expenses of $19,963, primarily due to the efforts taken under our global restructuring plans further described below. Additionally, bad debt expense decreased $14,350, which included the recovery of aged receivable balances related to a single project in the Latin American region and integration and transition costs decreased $11,584. These decreases were partially offset by increases in stock-based compensation expense of $34,067 due primarily to the immediate vesting of time-vesting restricted stock units that were granted to certain key employees in connection with the IPO, corporate costs of $14,676, and software-related costs of $7,276. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of SG&A as a percentage of net sales.
During Fiscal Year 2024, we recorded restructuring costs of $38,354, or 8 basis points of net sales. Such costs represented efforts that began in the fourth quarter of 2024 to enhance organizational efficiency and strengthen customer service capabilities to better position the Company for long-term, sustainable growth, as well as efforts from previous programs taken in the first quarter of 2024 under the global restructuring plan initiated in July 2023. These charges included organizational and staffing changes as well as headcount reductions during Fiscal Year 2024. Collectively, the restructuring initiatives are expected to deliver annualized cost reductions in the range of $85 million and $95 million, although the impact of actions taken in the first quarter of 2024 were largely already being achieved by the third quarter of Fiscal Year 2024. The charges in Fiscal Year 2023 represented organizational and staffing changes, including a headcount reduction, primarily in our North American operation. See Note 8, “Restructuring Costs” to our audited consolidated financial statements for further information regarding the restructuring activities during Fiscal Year 2024 and Fiscal Year 2023.
Income from operations was $817,923, or 1.70% of net sales in Fiscal Year 2024, compared to $944,347, or 1.97% of net sales, in Fiscal Year 2023. The 27 basis point year-over-year decrease in income from operations margin was primarily due to the decrease in gross margin described above, as well as a 4 basis point increase in restructuring costs in Fiscal Year 2024, compared to Fiscal Year 2023. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 8 basis points in Fiscal Year 2024 compared to Fiscal Year 2023 primarily due to a decrease in gross margin of 9 basis points in the region, driven by a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions during Fiscal Year 2024, as well as lower margin achievement on net sales of advanced solutions offerings and client endpoint solutions. This was slightly offset by a reduction in SG&A expenses as a percentage of net sales in the region during Fiscal Year 2024, driven most notably by a 5 basis point decrease in integration and transition costs.

Our EMEA income from operations margin decreased 37 basis points in Fiscal Year 2024 compared to Fiscal Year 2023, primarily due to an increase in SG&A expenses as a percentage of the lower net sales in the region as described above. Most notably, restructuring costs increased by 10 basis points of net sales, compensation and headcount expenses increased by 6 basis points, and rental and occupancy costs increased by 2 basis points. Additionally, the region’s gross margin declined 14 basis points primarily as a result of a shift in sales mix away from our higher-margin advanced solutions offerings to lower-margin client and endpoint solutions during Fiscal Year 2024 compared to Fiscal Year 2023. The EMEA region also benefited from strong margin performance and vendor programs on product categories for which there was significant backlog fulfillment occurring in the prior year, as supply constraints eased. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin decreased 39 basis points in Fiscal Year 2024 compared to Fiscal Year 2023, primarily as a result of lower gross margin achievement for client and endpoint solutions and advanced solutions net sales, a part of which is driven by geographic mix of sales growth within the region falling more predominantly in lower margin and lower cost-to-serve territories, as well as a shift towards sales of lower-margin mobility devices in Fiscal Year 2024. Additionally, the region was negatively impacted by charges related to inventory write-offs in India, which had a 14 basis point negative impact to income from operations margin. These factors contributed to a 49 basis point negative impact on income from operations margin. Additionally, the region was negatively impacted by a goods and services tax and other charges in India during Fiscal Year 2024 which resulted in a 9 basis point negative impact to income from operations margin. This was partially offset by lower compensation and headcount expenses of 20 basis points of net sales. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 86 basis points in Fiscal Year 2024 compared to Fiscal Year 2023. This improvement was primarily driven by higher gross margin achievement across most product categories. The higher gross margins contributed to a positive impact to income from operations margin of 95 basis points of net sales. The region’s income from operations margin further benefited from a reduction in SG&A expenses as a percentage of sales in the current year. Bad debt expense decreased by 47 basis points as the previous year was impacted by higher bad debt charges related to a single project, the reserves for which were reversed in Fiscal Year 2024 as the delinquent receivables were collected. Additionally, integration and transition costs decreased by 16 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 13 basis points on the year-over- year comparison of the region’s income from operations margin.
In Fiscal Year 2024, Corporate included $20,380 of advisory fees paid to Platinum Advisors, which we will no longer incur as a result of the IPO, $17,269 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations, as well as $9,945 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group as part of the CLS Sale, which were fully transitioned and completed at the end of 2024. In Fiscal Year 2023, Corporate included $25,000 of advisory fees paid to Platinum Advisors and $7,218 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $6,414 in Fiscal Year 2024 compared to Fiscal Year 2023 primarily due to over-achievement of performance targets in Fiscal Year 2023.
Stock-based compensation expense increased by $34,067 in Fiscal Year 2024 compared to Fiscal Year 2023 primarily due to the immediate vesting of time-vesting restricted stock units that were granted to certain key employees in connection with the IPO (see Note 10, “Employee Awards,” to our audited consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $372,057 in Fiscal Year 2024 compared to $421,846 in Fiscal Year 2023. The decrease is largely driven by lower interest expense of $41,833 primarily as a result of lower average debt outstanding in the current year period, due in particular to $1,038,100 in voluntary principal payments on our Term Loan Credit Facility made since June 2023. The decrease was also driven by a decrease of $19,169 in net foreign currency exchange loss. These factors were partially offset by an increase of $17,936 in draft discount expenses in Fiscal Year 2024 compared to Fiscal Year 2023.

We recorded an income tax provision of $181,644, or an effective tax rate of 40.7%, in Fiscal Year 2024, compared to $169,789 or an effective tax rate of 32.5% in Fiscal Year 2023. The tax provision for Fiscal Year 2024 included $25,995 of tax expense, or 5.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, upon becoming a publicly traded company in Fiscal Year 2024, we became subject to limitations on the tax deductibility of officers’ compensation under Internal Revenue Code Section 162(m) resulting in $9,587 of tax expense, or 2.2 percentage points of the effective tax rate, primarily associated with stock-based compensation and a one-time adjustment to certain deferred tax assets. The tax provision for Fiscal Year 2024 also included $2,323 of tax expense, or 0.5 percentage points of the effective tax rate, due to a statutory tax rate change which resulted in a reduction to our Luxembourg subsidiaries’ deferred tax assets. The tax provision for Fiscal Year 2023 included $21,123 of tax expense, or 4.0 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for 2023 also included $7,378 of tax expense, or 1.4 percentage points of the effective tax rate, due to a reduction in U.S. foreign tax credit utilization in 2023 as the result of an overall domestic loss for the United States tax purposes and $4,000 of withholding tax expense, or 0.8 percentage points of the effective rate, due to an expected dividend from our Chinese subsidiary, which is largely offset by $8,311 of tax benefit, or 1.6 percentage points of the effective tax rate, due to an increase in actual 2022 U.S. foreign tax credit utilization as compared to our previous estimate.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $918,401 and $948,490 at December 28, 2024 and December 30, 2023, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,142,013 and $4,417,984 at December 28, 2024 and December 30, 2023, respectively.

	Fiscal Year	Fiscal Year
	2024	2023
Cash provided by (used in):
Operating activities	333,839	58,824
Investing activities	105,541	(17,714)
Financing activities	(391,299)	(477,940)
Operating activities provided net cash of $333,839 during Fiscal Year 2024 and $58,824 during Fiscal Year 2023. The higher net cash provided during Fiscal Year Ended 2024 was primarily driven by favorable extension of payments to vendors compared to Fiscal Year 2023 partially offset by the prior year benefiting from a significant reduction in inventory as we worked through significant product backlogs and supply constraints through the end of 2023 and higher receivable balances in Fiscal Year 2024 driven primarily by the impacts of timing of mix of business and our fiscal year end on our collections to close the year.
Investing activities provided net cash of $105,541 and used net cash of $17,714 during Fiscal Year 2024 and Fiscal Year 2023, respectively. The net cash provided during Fiscal Year 2024 was driven by proceeds from deferred purchase price of factored receivables of $252,199 and proceeds from notes receivables from certain customers of $38,291, partially offset by capital expenditures for $142,703 and issuance of notes receivable to certain customers for $57,117. The net cash used during Fiscal Year 2023 was driven by capital expenditures of $201,535, partially offset by proceeds from deferred purchase price of factored receivables of $162,622 and proceeds from the CLS Sale of $23,977.
Financing activities used net cash of $391,299 and $477,940 during Fiscal Year 2024 and Fiscal Year 2023, respectively. The net cash used during Fiscal Year 2024 was primarily driven by repayments of our term loan totaling $483,100, gross repayment of other debt for $118,331, and net repayments of our revolving and other credit facilities of $66,998, partially offset by proceeds from issuance of common stock in our IPO, net of underwriting discounts, of $241,164 and gross proceeds from other debt of $101,779. The net cash used during Fiscal Year 2023 was primarily driven by repayments on our term loan totaling $560,000 and gross repayments of other debt of $92,417, partially offset by net proceeds from revolving and other credit facilities of $131,467 and gross proceeds of other debt of $72,351.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,576,193, of which $3,350,993 was outstanding, at December 28, 2024. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $918,401 and $948,490 at December 28, 2024 and December 30, 2023, respectively, of which $856,051 and $874,890, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% and 20% of our total cash and cash equivalents at December 28, 2024 and December 30, 2023, respectively, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, India, Canada, and Australia. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of December 28, 2024 and December 30, 2023, we had book overdrafts of $544,029 and $409,420, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortizes in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 of our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 50 basis points. We also amended the aforementioned interest rate cap agreements to reflect the updated notional amount of the Term Loan Credit Facility, with the 5.317% upper limit on the SOFR interest rate remaining unchanged under the amended interest rate cap agreements. In September 2024, we refinanced our Term Loan Credit Facility again, reducing the interest rate spread over SOFR by an additional 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031 (see Note 6, “Debt”, to our audited consolidated financial statements). Borrowings under the Term Loan Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.75% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.75%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024, we voluntarily repaid an incremental $150,000 of our Term Loan Credit Facility. Upon the closing of the IPO, we used the net proceeds from the offering to repay an additional $233,100 of our Term Loan Credit Facility. As of December 28, 2024 and December 30, 2023, $885,882 and $1,362,487, respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Credit Agreement, to amend the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of December 28, 2024 and December 30, 2023, we had borrowings of $0 and $30,000, respectively, under our ABL Revolving Credit Facility. The weighted-average interest rate on the outstanding borrowings under the ABL Revolving Credit Facility, as amended, was 6.7% and 8.1% per annum at December 28, 2024 and December 30, 2023, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $390,788, at December 28, 2024 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At December 28, 2024 and December 30, 2023, we had borrowings of $312,630 and $331,920, respectively, under the European ABS Facility. The weighted-average interest rate on the outstanding borrowings under the European ABS Facility, as amended, was 4.9% and 4.4% per annum at December 28, 2024 and December 30, 2023, respectively.
At December 28, 2024, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,870,281, of which $312,630 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Revolving Credit Facility. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $850,262 at December 28, 2024. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 28, 2024 and December 30, 2023, we had $182,713 and $217,463, respectively, outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.9% and 7.9% per annum at December 28, 2024 and December 30, 2023, respectively. At December 28, 2024 and December 30, 2023, letters of credit totaling $166,613 and $108,690, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At December 28, 2024 and December 30, 2023, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 28, 2024 and December 30, 2023, we had a total of $737,302 and $738,714, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $6,591. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Consolidated Balance Sheets.
In connection with the acquisition of businesses in recent years, we entered into acquisition agreements which include provisions to make additional contingent consideration payments. As of December 28, 2024 and December 30, 2023, the accrual for potential contingent consideration payments under these agreements is $2,888 and $4,391, respectively.
For a further discussion on our debt and operating lease commitments as of December 28, 2024 and December 30, 2023, see Note 6, “Debt,” and Note 5, “Leases,” respectively, to our audited consolidated financial statements.
New Accounting Standards
See Note 2, “Significant Accounting Policies,” to our audited consolidated financial statements for the discussion of new accounting standards.
Critical Accounting Estimates
Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ from these estimates.
We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our audited consolidated financial statements:

Revenue Recognition
Revenue Streams
In our distribution services model, we buy, hold title to and sell technology products and provide services to resellers, referred to subsequently as our customer, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support and inventory management. In both Technology Solutions, which consists of Client and Endpoint Solutions and Advanced Solutions, and Cloud, we generally sell products and services to our customers (resellers) based on purchase orders instead of long-term contracts. Our agreements are generally not subject to minimum purchase requirements. Our customers place purchase orders with us for each transaction. Generally, our customers may cancel, delay or modify their purchase orders. In order to set up an account to trade with us, our customers generally have to accept our terms and conditions of sale which, together with the purchase order, form a binding contract on each individual order to which the purchase order applies. Our pricing varies greatly and depends on many factors including costs, competitive pressure, availability of inventory, seasonality and vendor promotional programs, among others. We may offer early payment discounts or volume incentive rebates to our customers. The customer contracts relating to our Other services generally provide for an initial term of three to five years, subject to extension by the mutual agreement of the parties, allow for termination for convenience by either party generally after the second year and the pricing is fixed by discrete type of service and typically varies depending on the volume of the relevant services. We do not believe any contract related to our Other services has a material impact on our business or financial condition. Products are delivered via shipment from our facilities, drop-shipment directly from the vendor or by electronic delivery of keys for software products.
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
Any supplemental distribution services we provide are typically recognized over time as the services are performed. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Additionally, we offer services related to our supply chain management and CloudBlue platform. Our fee-based commerce and supply chain services are billed and recognized on a per-item service fee arrangement at the point when the service is provided. Our CloudBlue platform generates revenue through licensing the right to use the intellectual property (on-premise license), which is recognized at a point in time, providing the right to access (platform as a service), which is recognized over time across the term of the contract, or through our cloud marketplace, which is recognized in the amount of the net fee associated with serving as an agent when the services are provided. Service revenues represented less than 10% of total net sales for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022. Related contract liabilities were not material for the periods presented.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the consolidated balance sheets for estimated product returns based upon historical experience and an asset is recorded within Inventory on the consolidated balance sheets for the amount expected to be recorded for inventory upon product return.
We also provide volume discounts, early payment discounts and other discounts to certain customers which are considered variable consideration. A provision for such discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

Inventory
Our inventory consists of finished goods purchased from various vendors for resale. We value our inventory at the lower of its cost or net realizable value, cost being determined on a moving average cost basis, which approximates the first-in, first out method. We write down our inventory for estimated excess or obsolescence equal to the difference between the cost of inventory and the net realizable value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms regarding price protection and product returns), foreign currency fluctuations for foreign-sourced products and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results. Inventory is determined from the price we pay vendors, including freight and duties; we do not include labor, overhead or other general or administrative costs in our inventory.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed in the acquiree based on their fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. When determining the fair values of assets acquired and liabilities assumed we are required to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth rates and margins, attrition rates, royalty rates and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant. Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We perform our annual goodwill impairment assessment during our fiscal fourth quarter. We have the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such review includes an evaluation of whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill, including the impacts of a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy, vendors or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the fair value of the reporting unit goodwill to its carrying amount.
We performed a quantitative impairment analysis of goodwill in Fiscal Year 2024 and Fiscal Year 2023 for our North America and EMEA regions. In determining the fair value of our reporting units, we assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance and other relevant events. Based on the valuations prepared, we determined that the estimated fair values of our reporting units were greater than their carrying values and no impairment of goodwill was identified in either period. In Fiscal Year 2024 and Fiscal Year 2023 we performed a qualitative analysis of goodwill for our Asia-Pacific and Latin America regions. No goodwill impairment was recorded during Fiscal Year 2024 and Fiscal Year 2023 based on the results of the procedures performed.

Income Taxes
We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized.
Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if we no longer consider our foreign earnings to be indefinitely reinvested.
The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless their sustainability is deemed more likely than not. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statements of income.
The Organization for Economic Co-operation and Development (“OECD”) has announced a framework to implement a global minimum tax of 15%, referred to as Pillar Two. Certain countries have implemented or are in the process of implementing the Pillar Two legislation, which applied to us beginning in Fiscal Year 2024. While the implementation of this legislation did not materially impact our consolidated financial statements in Fiscal Year 2024 and we do not currently expect a material impact in the future, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.
Contingencies
We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters such as imports and exports, the imposition of international governmental controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation) and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. During 2024, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Japanese yen, New Zealand dollars, Singapore dollars, Bulgarian lev, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.

We monitor our foreign exchange risk using a Value-at-Risk model (the “VaR model”). The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $551 and $1,799 as of December 28, 2024 and December 30, 2023, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to increase or decrease by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Revolving Credit Facility at the levels of such borrowing amounts as of December 28, 2024, our annual interest would increase by approximately $9,107, or decrease by $9,269, respectively. Assuming that our ABL Revolving Credit Facility was fully drawn as of December 28, 2024, each one-eighth percentage point change in interest rates would result in a change of approximately $5,534 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	71
Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023	73
Consolidated Statements of Income for Fiscal Year ended December 28, 2024, Fiscal Year ended December 30, 2023, and Fiscal Year ended December 31, 2022	74
Consolidated Statements of Comprehensive (Loss) Income for Fiscal Year ended December 28, 2024, Fiscal Year ended December 30, 2023, and Fiscal Year ended December 31, 2022	75
Consolidated Statements of Stockholders’ Equity for Fiscal Year ended December 28, 2024, Fiscal Year ended December 30, 2023, and Fiscal Year ended December 31, 2022	76
Consolidated Statements of Cash Flows for Fiscal Year ended December 28, 2024, Fiscal Year ended December 30, 2023, and Fiscal Year ended December 31, 2022	77
Notes to Consolidated Financial Statements	79
Schedules to the Audited Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts	113

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingram Micro Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingram Micro Holding Corporation and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 28, 2024, appearing under Item 8 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Distribution Services Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s net sales was $47,984 million for the year ended December 28, 2024, of which a significant portion relates to distribution services revenue. In a distribution services model, the Company buys, holds title to, and sells technology products and provides services to resellers, referred to subsequently as customers, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support, and inventory management. Revenue is recognized when the control of products is transferred to customers, which generally happens at the point of shipment or point of delivery.

The principal consideration for our determination that performing procedures relating to distribution services revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to distribution services revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process of distribution services revenue. These procedures also included, among others, evaluating, on a test basis, revenue recognized for distribution services transactions by obtaining and inspecting customer contracts, invoices, purchase orders, shipping documentation, cash receipts, and trade accounts receivable confirmations from customers, where applicable.

/s/ PricewaterhouseCoopers LLP

Irvine, California
March 5, 2025

We have served as the Company’s auditor since at least 1994. We have not been able to determine the specific year we began serving as auditor of the Company.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$918,401	$948,490
Trade accounts receivable (less allowances of $146,999 and $163,727, respectively)	9,448,354	8,988,799
Inventory	4,699,483	4,659,624
Other current assets	734,939	757,404
Total current assets	15,801,177	15,354,317
Property and equipment, net	482,503	452,613
Operating lease right-of-use assets	412,662	430,705
Goodwill	833,662	851,780
Intangible assets, net	772,571	880,433
Other assets	477,115	450,466
Total assets	$18,779,690	$18,420,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,005,824	$9,230,439
Accrued expenses and other	1,021,958	1,061,409
Short-term debt and current maturities of long-term debt	184,860	265,719
Short-term operating lease liabilities	93,889	105,564
Total current liabilities	11,306,531	10,663,131
Long-term debt, less current maturities	3,168,280	3,657,889
Long-term operating lease liabilities, net of current portion	369,493	366,139
Other liabilities	201,511	226,866
Total liabilities	15,045,815	14,914,025
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Common Stock, par value $0.01, no shares authorized, issued and outstanding at December 28, 2024; and 251,015,810 shares authorized and 220,742,854 shares issued and outstanding at December 30, 2023	—	2,207
Class B Common Stock, par value $0.01, no shares authorized, issued and outstanding at December 28, 2024; 2,510,158 shares authorized and 1,657,146 shares issued and outstanding at December 30, 2023	—	17
Common Stock, par value $0.01, 2,000,000,000 shares authorized and 234,825,581 issued and outstanding at December 28, 2024; and no shares authorized, issued and outstanding at December 30, 2023	2,348	—
Additional paid-in capital	2,903,842	2,655,776
Retained earnings	1,337,399	1,079,776
Accumulated other comprehensive loss	(509,714)	(231,487)
Total stockholders’ equity	3,733,875	3,506,289
Total liabilities and stockholders’ equity	$18,779,690	$18,420,314
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Net sales	$47,983,671	$48,040,364	$50,824,490
Cost of sales	44,538,726	44,493,227	47,131,098
Gross profit	3,444,945	3,547,137	3,693,392
Operating expenses (income):
Selling, general and administrative	2,588,668	2,583,993	2,716,234
Merger-related costs	—	—	1,910
Restructuring costs	38,354	18,797	10,138
Gain on CLS Sale	—	—	(2,283,820)
Total operating expenses	2,627,022	2,602,790	444,462
Income from operations	817,923	944,347	3,248,930
Other (income) expense:
Interest income	(45,335)	(34,977)	(22,911)
Interest expense	338,358	380,191	320,230
Net foreign currency exchange loss	22,901	42,070	69,597
Other expense	56,133	34,562	67,473
Total other (income) expense	372,057	421,846	434,389
Income before income taxes	445,866	522,501	2,814,541
Provision for income taxes	181,644	169,789	420,052
Net income	$264,222	$352,712	$2,394,489
Basic earnings per share	$1.18	$1.59	$10.77
Diluted earnings per share	$1.18	$1.59	$10.77
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Net income	$264,222	$352,712	$2,394,489
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(277,541)	103,596	(270,685)
Other	(686)	2,375	(5,468)
Other comprehensive (loss) income, net of tax	(278,227)	105,971	(276,153)
Comprehensive (loss) income	$(14,005)	$458,683	$2,118,336
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	220,726,568	$2,207	1,657,146	$17		—	$2,655,776	$96,734	$(61,305)	$2,693,429
Dividends declared	—	—	—	—	—	—	—	(1,753,697)	—	(1,753,697)
Net income	—	—	—	—	—	—	—	2,394,489	—	2,394,489
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(270,685)	(270,685)
Issuance of Class A Shares	16,286	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	(5,468)	(5,468)
Balance at December 31, 2022	220,742,854	2,207	1,657,146	17	—	—	2,655,776	737,526	(337,458)	3,058,068
Dividends declared	—	—	—	—	—	—	—	(10,462)	—	(10,462)
Net income	—	—	—	—	—	—	—	352,712	—	352,712
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	103,596	103,596
Other	—	—		—	—	—		—	2,375	2,375
Balance at December 30, 2023	220,742,854	2,207	1,657,146	17	—	—	2,655,776	1,079,776	(231,487)	3,506,289
Dividends declared	—	—	—	—	—	—	—	(6,599)	—	(6,599)
Net income	—	—	—	—	—	—	—	264,222	—	264,222
Conversion of Class A and Class B Common Stock to Common Stock	(220,742,854)	(2,207)	(1,657,146)	(17)	222,400,000	2,224	—	—	—	—
Issuance of Common Stock in initial public offering	—	—	—	—	11,600,000	116	241,048	—	—	241,164
Stock-based compensation expense	—	—	—	—	—	—	34,067	—	—	34,067
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	825,581	8	(14,305)	—	—	(14,297)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(277,541)	(277,541)
Other	—	—	—	—	—	—	(12,744)	—	(686)	(13,430)
Balance at December 28, 2024	—	$—	—	$—	234,825,581	$2,348	$2,903,842	$1,337,399	$(509,714)	$3,733,875
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income	$264,222	$352,712	$2,394,489
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	189,331	184,148	197,111
Stock based compensation	34,067	—	—
(Gain) loss on marketable securities, net	(12,233)	(10,941)	14,340
Gain on CLS Sale	—	—	(2,283,820)
Gain on sale leaseback of German warehouse	—	—	(7,050)
Noncash charges for interest and bond discount amortization	26,374	31,424	33,419
Loss on repayment of term loans	1,927	4,872	10,724
Amortization of operating lease asset	128,935	108,644	101,263
Deferred income taxes	(14,984)	(55,164)	16,573
(Gain) loss on foreign exchange	(130)	1,989	(143,335)
Other	(1,164)	4,805	6,973
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(1,060,810)	(299,833)	(590,576)
Inventory	(225,831)	772,396	(210,215)
Other assets	(18,917)	(75,597)	(30,322)
Accounts payable	976,171	(738,389)	349,744
Change in book overdrafts	134,652	(34,367)	10,411
Operating lease liabilities	(118,975)	(104,897)	(63,799)
Accrued expenses and other	31,204	(82,978)	(167,039)
Cash provided by (used in) operating activities	333,839	58,824	(361,109)
Cash flows from investing activities:
Capital expenditures	(142,703)	(201,535)	(135,785)
Proceeds from deferred purchase price of factored receivables	252,199	162,622	145,003
Issuance of notes receivable	(57,117)	—	—
Proceeds from note receivables	38,291	—	—
Proceeds from CLS sale, net of cash sold	—	23,977	2,977,825
Proceeds from sale leaseback of German warehouse	—	—	43,691
Other	14,871	(2,778)	(1,966)
Cash provided by (used in) investing activities	105,541	(17,714)	3,028,768
Cash flows from financing activities:
Payment of contingent consideration related to Imola Mergers	—	—	(250,000)
Dividends paid to shareholders	(6,174)	(10,462)	(1,753,697)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Change in unremitted cash collections from servicing factored receivables	(11,315)	(18,413)	17,831
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	241,164	—	—
Repayment of term loans	(483,100)	(560,000)	(517,500)
Gross proceeds from other debt	101,779	72,351	50,116
Gross repayments of other debt	(118,331)	(92,417)	(94,300)
Net (repayments of) proceeds from revolving and other credit facilities	(66,998)	131,467	89,285
Repurchase of common stock for tax withholdings on equity awards	(14,164)	—	—
Purchase of Colsof shares	(22,621)	—	—
Other	(11,539)	(466)	(7,048)
Cash used in financing activities	(391,299)	(477,940)	(2,465,313)
Effect of exchange rate changes on cash and cash equivalents	(78,170)	65,183	(133,817)
Cash and cash equivalents classified within held for sale	—	—	23,729
(Decrease) increase in cash and cash equivalents	(30,089)	(371,647)	92,258
Cash and cash equivalents, beginning of year	948,490	1,320,137	1,227,879
Cash and cash equivalents, end of year	$918,401	$948,490	$1,320,137
Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$336,431	$378,554	$320,025
Income taxes	$252,219	$271,541	$442,564
Supplemental disclosure of non-cash investing and financing information:
Proceeds not yet received from CLS sale	$—	$—	$23,997
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$261,667	$171,114	$147,882
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 1 — Organization and Basis of Presentation
Ingram Micro Holding Corporation and its subsidiaries (“Ingram Micro”) are primarily engaged in the distribution of information technology (“IT”) products, cloud and other services worldwide. Ingram Micro operates in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Ingram Micro Holding Corporation is a holding company with no material assets other than the indirect ownership of the stock of Ingram Micro Inc., and its operations are conducted through its wholly owned subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” in these notes to the consolidated financial statements refers to Ingram Micro Holding Corporation together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
Platinum formed Ingram Micro Holding Corporation on September 28, 2020, and on December 9, 2020, Imola Acquisition Corporation, an investment vehicle of certain private investment funds sponsored and ultimately controlled by Platinum, entered into a definitive agreement with HNA Technology Co., Ltd. (“HNA Tech”) to acquire 100% of the share capital of Ingram Micro Inc. The acquisition was consummated on July 2, 2021. As part of the acquisition, Imola Merger Corporation (“Escrow Issuer”) merged with and into GCL Investment Management Inc., an affiliate of HNA Tech, which immediately thereafter merged with and into GCL Investment Holdings, Inc., which subsequently and immediately then merged with and into Ingram Micro Inc., with Ingram Micro Inc. as the surviving entity (collectively, the “Imola Mergers”).
Note 2 — Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of Ingram Micro Holding Corporation and its subsidiaries and have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2024”, “Fiscal Year 2023” and “Fiscal Year 2022” represent the fiscal years ended December 28, 2024 (52 weeks), December 30, 2023 (52 weeks) and December 31, 2022 (52 weeks), respectively.
Stock Conversion and Stock Split
In connection with our initial public offering (the “IPO”), on October 23, 2024, we converted our Class A voting common stock and Class B non-voting common stock into Common Stock, par value $0.01 per share (“Common Stock”), on a 1-for-1 basis and effected a 8367.19365-for-1 stock split with respect to our Common Stock. All figures have been presented on the basis of this stock split wherever applicable for the periods presented within these consolidated financial statements.
Initial Public Offering
In October 2024, we completed an IPO, in which we issued and sold 11,600,000 shares of our Common Stock, and Imola JV Holdings, L.P. agreed to offer and sold 7,000,000 shares of their Common Stock at a public offering price of $22.00 per share. We received approximately $233,110 in net proceeds after deducting $14,036 of underwriting discounts and approximately $8,054 in estimated offering costs. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility (as defined herein). The underwriters were granted a 30-day option to purchase up to an additional 2,790,000 shares of Common Stock from Imola JV Holdings, L.P., the selling stockholder, which was exercised in full and closed on November 4, 2024.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes, and contingencies and litigation. Actual results could differ significantly from these estimates.
Revenue Recognition
Revenue Streams
In our distribution services model, we buy, hold title to, and sell technology products and provide services to resellers, referred to subsequently as our customer, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support, and inventory management. In both Technology Solutions, which consists of Client and Endpoint Solutions and Advanced Solutions, and Cloud, we generally sell products and services to our customers (resellers) based on purchase orders instead of long-term contracts. Our agreements are generally not subject to minimum purchase requirements. Our customers place purchase orders with us for each transaction. Generally, our customers may cancel, delay or modify their purchase orders. In order to set up an account to trade with us, our customers generally have to accept our terms and conditions of sale which, together with the purchase order, form a binding contract on each individual order to which the purchase order applies. Our pricing varies and depends on many factors including costs, competitive pressure, availability of inventory, seasonality and vendor promotional programs, among others. We may offer early payment discounts or volume incentive rebates to our customers. The customer contracts relating to our Other services generally provide for an initial term of three to five years, subject to extension by the mutual agreement of the parties, allow for termination for convenience by either party after the second year and the pricing is fixed by discrete type of service and typically varies depending on the volume of the relevant services. We do not believe any contract related to our Other services has a material impact on our business or financial condition. Products are delivered via shipment from our facilities, drop-shipment directly from the vendor, or by electronic delivery of keys for software products. We recognize revenue when the control of products is transferred to our customers, which generally happens at the point of shipment or point of delivery.
Any supplemental distribution services we provide are typically recognized over time as the services are performed. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Additionally, we offer services related to our supply chain management and CloudBlue platform. Our fee-based commerce and supply chain services are billed and recognized on a per-item service fee arrangement at the point when the service is provided. Our CloudBlue platform generates revenue through licensing the right to use the intellectual property (on-premise license), which is recognized at a point in time, providing the right to access (platform as a service), which is recognized over time across the term of the contract, or through our cloud marketplace, which is recognized in the amount of the net fee associated with serving as an agent when the services are provided. Service revenues represented less than 10% of total net sales for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022. Related contract liabilities were not material for the periods presented.
Agency Services
We have contracts with certain customers where our performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as we assume an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent when the services are completed. These arrangements primarily relate to certain fulfillment and cloud-related contracts, as well as sales of certain software products, and extended vendor services, such as vendor warranties.
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within Inventory on the Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $131,298 and $127,143 as of December 28, 2024 and December 30, 2023, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We also provide volume discounts, early payment discounts, and other discounts to certain customers which are considered variable consideration. A provision for such discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.
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
We disaggregate revenue by geography, which we believe provides a meaningful depiction of the nature of our revenue (see Note 11, “Segment Information”).
Vendor Programs
Funds received from vendors for price protection, product rebates, promotions and marketing, infrastructure reimbursement and meet-competition programs are recorded as adjustments to product costs, revenue, or selling, general and administrative (“SG&A”) expenses, according to the nature of the program. Some of these programs may extend over multiple reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.
We sell products purchased from many vendors, but generated approximately 19%, 16%, and 15% of our consolidated net sales in Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively, from products purchased from Apple Inc. Additionally, we generated approximately 10% of our consolidated net sales in Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022 from products purchased from HP Inc. There were no other vendors whose products represented 10% or more of our net sales for the aforementioned periods.
Warranties
Our suppliers generally warrant the products distributed by us and allow returns of defective products, including those that have been returned to us by our customers. We generally do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). We are obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. In addition, we warrant the services we provide and products that we build-to-order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense and the related obligations are not material to our consolidated financial statements.
Foreign Currency Translation and Remeasurement
Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The functional currency of certain operations within our EMEA, Asia-Pacific, and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period. The remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Consolidated Statements of Income.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We had $19,377 and $11,971 of cash equivalents as of December 28, 2024 and December 30, 2023, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Book overdrafts of $544,029 and $409,420 as of December 28, 2024 and December 30, 2023, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 28, 2024 and December 30, 2023, nor any balance on any given date.
Trade Accounts Receivable
We maintain an allowance for doubtful accounts receivable for expected losses in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the large number of customers and their dispersion across wide geographic areas, the existence of credit insurance where applicable, specifically identified customer risks, historical write-off experience and the current economic environment, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers.
Notes Receivable
From time to time, we may provide loans to our customers to meet certain strategic objectives. These amounts are presented within “other current assets” and “other assets” on our Consolidated Balance Sheets with the associated cash flows presented within investing activities on our Consolidated Statements of Cash Flows.
Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. The receivables under these factoring programs are sold at face value and are excluded from our Consolidated Balance Sheets. We account for these transactions as sales of receivables because control of the underlying asset is transferred and subsequent to the date of transfer, we typically do not have any continuing involvement in the transferred asset, except as discussed below.
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Consolidated Statements of Cash Flows. At December 28, 2024 and December 30, 2023, there were $54,912 and $48,532, respectively, of DPP within other current assets on our Consolidated Balance Sheets. In arrangements where we collect the customer payments on behalf of the factor, the net cash flows related to these collections are reported as financing activities in the Consolidated Statements of Cash Flows. At December 28, 2024 and December 30, 2023, we recorded unremitted cash within accrued expenses and other of $4,497 and $16,066, respectively.
At December 28, 2024 and December 30, 2023, we had a total of $737,302 and $738,714, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $38,619, $27,292, and $16,075 were incurred in Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively, related to the sale of trade accounts receivable under the facilities and are included in “other expense” in the other (income) expense section of our Consolidated Statements of Income.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. We are party to agreements, initiated either by the vendor or us, which allow vendors, at their discretion, to determine invoices that they want to sell to participating financial institutions. We are not a party to the agreements between the participating financial institutions and the vendors in connection with these programs, and the financial institutions do not provide us with incentives such as rebates. There are no assets pledged under these agreements and no interest is charged by the financial institutions as balances are typically paid when they are due. Certain agreements may require a parent guarantee, although parent guarantees are also required in certain vendor agreements that do not involve financial institutions. The payment terms under these arrangements typically range from 30 to 90 days. Certain programs provide for extended payment terms, which are within standard industry practice and consistent with the range of payment terms we negotiate with our vendors, regardless of whether they have an agreement with a financial institution.
The following table is a rollforward of our outstanding obligations under our supplier finance programs:

Fiscal Year 2024
Obligations outstanding at the beginning of the year	$2,373,913
Confirmed invoices added during the year	11,210,979
Confirmed invoices paid during the year	(11,083,805)
Effect of foreign currency fluctuations	(108,332)
Obligations outstanding at the end of the year	$2,392,755
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023.
Inventory
Our inventory consists of finished goods purchased from various vendors for resale. We value our inventory at the lower of its cost or net realizable value, cost being determined on a moving average cost basis, which approximates the first-in, first out method. We write down our inventory for estimated excess or obsolescence equal to the difference between the cost of inventory and the net realizable value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms regarding price protection and product returns), foreign currency fluctuations for foreign-sourced products, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results. Inventory is determined from the price we pay vendors, including freight and duties; we do not include labor, overhead, or other general or administrative costs in our inventory.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives noted below. We also capitalize computer software costs that meet both the definition of internal-use software and defined criteria for capitalization. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.
Depreciable lives of property and equipment are as follows:

Buildings	30-40 years
Leasehold improvements	Shorter of the lease term or 3-17 years
Distribution equipment	5-10 years
Computer equipment and software	4-10 years
Maintenance, repairs, and minor renewals are charged to expense as incurred. Additions, major renewals, and betterments to property and equipment are capitalized.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Operating Leases
Our leased physical properties are operating leases and we recognize rent expense on a straight-line basis. We recognize a right-of-use asset and lease liability within our Consolidated Balance Sheets for operating leases with terms greater than twelve months. The initial measurement of the lease liability is measured at the present value of lease payments not yet paid discounted using our incremental borrowing rate at the lease commencement date. Leases with an initial term of twelve months or less are not recorded on our Consolidated Balance Sheets, and we do not separate nonlease components from lease components.
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the assets. Amortization expense was $86,878, $87,003, and $91,039 for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively.
Intangible assets consist of the following:

	December 28, 2024			December 30, 2023
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$583,980	$(170,831)	$413,149	$599,237	$(125,157)	$474,080
Tradename and trademarks	417,532	(97,485)	320,047	429,924	(71,696)	358,228
Software and developed technology	70,000	(30,625)	39,375	70,000	(21,875)	48,125
Others	7,330	(7,330)	—	7,590	(7,590)	—
	$1,078,842	$(306,271)	$772,571	$1,106,751	$(226,318)	$880,433
The remaining useful lives of intangible assets are as follows:

Customer and vendor relationships	9 years
Tradename and trademarks	12 years
Software and developed technology	5 years
Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2025	$85,525
2026	85,447
2027	85,437
2028	85,437
2029	81,017
Thereafter	349,708
$772,571
There were no material impairments to our long-lived and intangible assets in any of the periods presented herein.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant. Goodwill at December 28, 2024 primarily represents the excess of the consideration paid over the fair value of net assets acquired in connection with the Imola Mergers.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We perform our annual goodwill impairment assessment during our fiscal fourth quarter as of the date of our November month end. We have the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such review includes an evaluation of whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill, including the impacts of a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy, vendors, or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the fair value of the reporting unit goodwill to its carrying amount.
We performed a quantitative impairment analysis of goodwill in Fiscal Year 2024 and Fiscal Year 2023 for our North America and EMEA regions. In determining the fair value of our reporting units, we assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance and other relevant events. Based on the valuations prepared, we determined that the estimated fair values of our reporting units were greater than their carrying values and no impairment of goodwill was identified in either period. In Fiscal Year 2024 and Fiscal Year 2023 we performed a qualitative analysis of goodwill for our Asia-Pacific and Latin America regions. No goodwill impairment was recorded during any of the periods presented herein based on the result of the procedures performed.
The changes in the carrying amount of goodwill are as follows:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance at December 31, 2022	$423,800	$230,360	$147,252	$43,324	$844,736
Adjustments /reclassifications /foreign currency exchange	1,365	4,389	(1,538)	2,828	7,044
Balance at December 30, 2023	$425,165	$234,749	$145,714	$46,152	$851,780
Adjustments /reclassifications /foreign currency exchange	(2,852)	(6,705)	(3,962)	(4,599)	(18,118)
Balance at December 28, 2024	$422,313	$228,044	$141,752	$41,553	$833,662
Earn-outs and Holdbacks
We may be required to make earn-out payments upon the achievement of certain predefined targets attributable to acquisitions completed in recent years. At the acquisition date, the value of any earn-out is estimated using various valuation methodologies which include projections of future earnings as defined in each acquisition purchase agreement. Such projections are then discounted to reflect the risk in achieving the projected earnings, as well as the passage of time and time value of money. The fair value measurement of the earn-out is based primarily on significant inputs not observable in an active market and thus represents a Level 3 measurement as defined under U.S. GAAP. Changes in the fair value of the earn-out primarily reflect adjustments to the timing and amount of payments as well as the related accretion driven by the time value of money. These adjustments are recorded within SG&A expenses within the Consolidated Statements of Income, as applicable. The fair value of earn-out contingent consideration is presented within accrued expenses and other in our Consolidated Balance Sheets. For amounts currently recorded on the Consolidated Balance Sheets, see Note 13, “Fair Value Measurements”.
In connection with the acquisition by Platinum, part of the consideration for the share capital of Ingram Micro included additional payments, not to exceed $325,000 in the aggregate, on the achievement by Ingram Micro and its subsidiaries of certain adjusted EBITDA targets for Fiscal Years 2021, 2022, and 2023. Based upon adjusted EBITDA achieved following the Imola Mergers through January 1, 2022, this contingent consideration of $325,000 was fully earned in its entirety and was paid to HNA Tech on April 11, 2022.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In addition to earn-outs, we may be required to make additional payments associated with holdbacks in accordance with the applicable acquisition purchase agreement. Holdbacks are accrued for at the time of acquisition and cash outflows are recorded as additional purchase price at the time of payment.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, borrowings, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. We are exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured. We have not experienced any material credit losses on such deposits for the periods presented. Our trade accounts receivable reflect a large number of customers dispersed across wide geographic areas, none of which has accounted for 10% or more of our consolidated net sales in any of the periods presented herein and no customer accounts receivable balance was greater than 10% of our total trade accounts receivable at December 28, 2024 or December 30, 2023. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations, and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.
Derivative Financial Instruments
We operate in various locations around the world. We reduce our exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments in situations where there are significant exposures and there are not offsetting balances that create a natural hedge. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. In accordance with our policy, we do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.
Foreign exchange risk is managed primarily by using forward contracts and spot transactions to hedge foreign currency-denominated receivables, payables, and intercompany loans and expenses. Interest rate swaps and forward contracts may be used to hedge foreign currency-denominated principal and interest payments related to intercompany loans.
All derivatives are recorded in our Consolidated Balance Sheets at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on market-derived prices. Changes in the fair value of derivatives not designated as hedging instruments are recorded in current earnings. Changes in the fair value of derivatives designated as hedging instruments are reflected in accumulated other comprehensive loss in our Consolidated Balance Sheets.
The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of our involvement in the various types and uses of derivative financial instruments but are not a measure of our exposure to credit or market risks through our use of derivatives.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions, and other contract provisions.
Comprehensive Income
Comprehensive income consists primarily of our net income and foreign currency translation adjustments, net of tax.
Earnings Per Share
Basic Earnings Per Share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted Earnings Per Share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, inclusive of the dilutive effect of restricted stock units, during the reported period.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of Basic and Diluted EPS is as follows:

	Fiscal Year
	2024	2023	2022
Basic earnings per share:
Net income attributable to common stockholders	$264,222	$352,712	$2,394,489
Weighted-average number of common shares - basic	224,646,462	222,400,000	222,400,000
Basic earnings per common share	$1.18	$1.59	$10.77

Diluted earnings per common share:
Net income attributable to common stockholders	$264,222	$352,712	$2,394,489

Weighted-average number of common shares - basic	224,646,462	222,400,000	222,400,000
Effect of dilutive securities
Restricted stock units	72,043	—	—
Weighted-average number of common shares - diluted	224,718,505	222,400,000	222,400,000

Diluted earnings per common share	$1.18	$1.59	$10.77
There were no anti-dilutive securities for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022.
Income Taxes
We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely; we provide a valuation allowance on any amount not likely to be realized.
Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if we no longer consider our foreign earnings to be indefinitely reinvested.
The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless their sustainability is deemed more likely than not. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our Consolidated Statements of Income.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Accounting for Employee Awards
Cash-based Compensation
We issue cash awards to certain employees, which include both time-vested and performance-vested awards. The time-vested cash awards vest over a time period of three years, and the performance-vested cash awards vest upon the achievement of certain performance targets measured after a time period of three years. The performance condition for the cash awards for grants to management is based on earnings growth. Cumulative compensation expense for cash awards is recognized as a liability. Each cash award has a fixed fair value of $1.00. We recognize these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is the vesting term of the outstanding cash award. We estimate the forfeiture rate based on our historical experience.
Stock-based Compensation
In connection with the IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the “2024 Plan”). The purpose of the 2024 Plan is to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, and directors of the Company and its affiliates and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders.
The total number of shares of our common stock available for issuance pursuant to awards under the 2024 Plan is 20,347,826, subject to adjustment as provided in the plan. The 2024 Plan provides for the grant of non-qualified stock options, restricted stock, restricted stock units, other stock-based awards, or any combination thereof to any of our employees and directors of our subsidiaries or affiliates.
During the fourth quarter of 2024, in connection with the IPO, we issued 2,607,713 time vesting restricted stock units with an average grant date fair value of $22.01 per share to certain key employees and directors, of which 1,473,720 restricted stock units vested immediately upon grant resulting in an expense of $32,422 that was recorded within SG&A in the fourth quarter. We also issued 2,467,775 of performance vesting restricted stock units, 50% of which will vest upon the achievement of a qualifying event, whereby the returns on invested capital by Platinum is 2.0 times the total of all capital or other contributions made by Platinum and the remaining 50% will vest upon the achievement of a qualifying event, whereby the returns on invested capital by Platinum is 2.5 times the total of all capital or other contributions made by Platinum, in each case, except in certain circumstances as specified in the award agreement, subject to the grantee’s continuous service with us through such qualifying event. The weighted-average grant date fair value of these awards, which was calculated using a Monte Carlo valuation model, was $17.42 per share. The assumptions used to value our performance vesting restricted stock units were a risk-free interest rate of 3.98%, an expected volatility of 52.88%, and a dividend yield of 0.00%.
Participation Plan for Certain Key Employees
In July 2021, we adopted the 2021 Participation Plan (the “Plan”) to provide incentive compensation to certain key management. Under the Plan, participants are granted units, the value of which are related to our financial performance. Half of the units vest over a period of time specified in the applicable award agreement, typically in annual tranches over five years. Once vested, certain qualifying events are required for any payment related to these units, with accelerated vesting in the event of certain change in control or public offering events, in each case subject to the participant’s continued employment through the applicable vesting date. The other half are payable to participants only upon the occurrence of certain qualifying events. Any payment to a participant under the time-based or performance-based units is conditioned on our reaching a minimum valuation at the time of a qualifying event or through a series of qualifying events. A qualifying event may be either a sale of some or all of our capital stock or a sale of all or substantially all of our assets. Upon the Plan’s inception, we issued 216,874,665 performance units with an initial grant date value of $1.00 to key management of which none are vested. Immediately prior to the IPO, the Plan was terminated, all participation units were cancelled, and no amounts were paid under the Plan.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Sale of a Substantial Portion of our Commerce & Lifecycle Services (“CLS”) Business
On December 6, 2021, we entered into a Purchase Agreement with CMA CGM Group to sell a substantial portion of our CLS businesses (“CLS Sale”), which comprises our other services offerings defined as “Other” herein. The sale included Shipwire and our e-commerce and other forward logistics businesses in North America, Europe, Latin America and Asia-Pacific at an initial cash purchase price of $3,000,000 subject to certain adjustments. On April 4, 2022, we completed the main closing of the sale of most of our CLS business in Europe, U.S., Canada, Peru, Colombia, Chile, and Argentina. We also closed the sale of our CLS businesses in Australia, India, Mexico and Costa Rica at the end of April 2022, New Zealand at the end of June 2022, and China in November 2022. These deferred closings of the CLS Sale were all completed between the primary closing date and November 16, 2022. As a result of the CLS Sale, we recorded a gain of $2,283,820 during Fiscal Year 2022, which had an income tax provision of $246,450, or an effective tax rate of 10.8 percentage points. The CLS Sale effective tax rate is lower than statutory rates primarily due to the gain on sale of European subsidiaries being tax exempt due to the participation exemption in Europe.
Sale Leaseback of German Warehouse
In the second quarter of 2022, we sold one of our warehouses in Germany and leased it back from the buyer for an initial lease term of ten years. The net proceeds of the sale-leaseback transaction were $43,691 and it resulted in a gain of $7,050 which is included within SG&A expenses on the Consolidated Statements of Income for Fiscal Year 2022.
Out of Period Correction
As previously disclosed in the second quarter of 2024, we identified fraudulent activity within our India Professional Services business. In the fourth quarter of 2024, we continued our investigation into the fraudulent activity involving certain of our then-current employees (who have since been terminated or resigned) and a relatively small number of customers of our subsidiary in India. As a result of our continued investigation, we became aware that certain purchases of professional services were fraudulent due to a lack of evidence confirming delivery of service or any contractual obligation to provide those services and now date back to as early as 2022. As a result, certain additional amounts were misstated on our Consolidated Statements of Income and on our Consolidated Balance Sheets.
Management has determined that these misstatements were not material to the previously issued consolidated financial statements and the financial statements as of and for Fiscal Year 2024, and therefore, has determined to correct for these additional misstatements in addition to other identified immaterial errors, out of period in the fourth quarter of Fiscal Year 2024. The incremental misstatements related to the fraudulent activity in India decreased operating income by $8,335, income before income taxes by $9,554, and net income by $7,476 and the other identified immaterial errors decreased operating income and income before taxes by $4,039 and net income by $3,022 resulting in combined decreases to operating income of $12,374, income before income taxes of $13,593, and net income of $10,498.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of this guidance resulted in additional reportable segment disclosures (see Note 11, “Segment Information”) and did not have a material financial impact on our results of operations, financial position, or liquidity.
New Accounting Standards
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 3 — Acquisitions, Goodwill and Intangible Assets
Acquisitions
In the third quarter of 2024, we exercised our option to acquire the remaining 49% of shares of Colsof, a cloud services provider in Latin America, of which we now own 100%, and paid cash of $22,621. This acquisition has been included in our consolidated results of operations since the acquisition date and pro forma results of operations have not been presented to reflect this acquisition as it was not material to our consolidated financial statements.
There were no material acquisitions during Fiscal Year Ended 2023 and Fiscal Year Ended 2022.
Earn-outs and Holdbacks
Earn-out liabilities for Fiscal Year 2024 and Fiscal Year 2023 decreased by $1,503 to $2,888 and increased by $84 to $4,391, respectively. Holdback liabilities for Fiscal Year Ended 2024 and Fiscal Year Ended 2023 decreased by $111 to $0 and $988 to $111, respectively.
Note 4 — Property and Equipment
Property and equipment consist of the following:

	December 28, 2024	December 30, 2023
Land	$3,999	$4,251
Buildings and leasehold improvements	97,804	87,088
Distribution equipment	200,514	161,424
Computer equipment and software	478,361	357,630
	780,678	610,393
Accumulated depreciation	(337,045)	(247,596)
Construction-in-progress	38,870	89,816
Property and equipment, net	$482,503	$452,613
Depreciation expense was $102,453, $97,145, and $106,072 for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively.
Note 5 — Leases
Our leasing portfolio includes lease arrangements for our warehouses, distribution centers, corporate offices and equipment. We lease substantially all our facilities on varying terms which often include one or more options to renew. We include options to extend in the lease term if they are reasonably certain of being exercised. We do not have residual value guarantees associated with our leases.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The following table includes the components of our rent expense recorded in SG&A expense:

	Fiscal Year	Fiscal Year
	2024	2023
Operating lease cost	$128,935	$108,644
Variable lease cost	39,894	42,110
Short-term lease cost	6,823	5,640
Total	$175,652	$156,394
Certain leases contain variable payments, which are expensed as incurred and not included in our operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance on our office and fulfillment center leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement. Certain adjustments to our operating lease right-of-use assets may be required for items such as initial direct costs paid or incentives received. We calculate the present value of our leases using an estimated incremental borrowing rate, which requires judgment. Our incremental borrowing rate is based upon an estimate of our regional secured borrowing rates. The estimated secured borrowing rates used at the date of adoption for each lease varies in accordance with the term as well as geographical region of the lease.
As of December 28, 2024, annual scheduled lease payments were as follows:

2025	$111,953
2026	112,859
2027	88,725
2028	64,071
2029	52,917
Thereafter	129,532
Total lease payments	560,057
Less: imputed interest	(96,675)
Present value of lease liabilities	$463,382
The weighted average remaining term for our leases as of December 28, 2024 and December 30, 2023 was 5.9 years and 6.0 years, respectively. The weighted average discount rate for our leases as of December 28, 2024 and December 30, 2023 was 6.3% and 6.1% , respectively.
Supplemental cash flow information related to our leases is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$128,936	$115,933	$108,728
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$113,381	$154,925	$145,854

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 6 — Debt
The carrying value of our outstanding debt consists of the following:

	December 28, 2024	December 30, 2023
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $30,232 and $37,250, respectively	$1,969,768	$1,962,750
Term loan credit facility, net of unamortized discount of $12,020 and $11,733, respectively, and unamortized deferred financing costs of $28,998 and $35,780, respectively	885,882	1,362,487
ABL revolving credit facility	—	30,000
Revolving trade accounts receivable-backed financing programs	312,630	331,920
Lines of credit and other debt	184,860	236,451
Total debt	3,353,140	3,923,608
Short-term debt and current maturities of long-term debt	(184,860)	(265,719)
Total long-term debt	$3,168,280	$3,657,889
On April 22, 2021, in anticipation of the acquisition of Ingram Micro by Platinum, Escrow Issuer offered $2,000,000 Senior Secured Notes due May 2029 (“2029 Notes”). Prior to the acquisition, the 2029 Notes were the sole obligation of the Escrow Issuer. Upon consummation of the acquisition on July 2, 2021, the proceeds from the notes were used, in part, to finance the acquisition and repay existing indebtedness. The notes bear interest at a rate of 4.750% per annum, which is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2021. On July 2, 2021, we recognized $1,945,205 net of debt issuance costs of $54,795, associated with the 2029 Notes.
On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortizes in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 of our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 50 basis points. We also amended the aforementioned interest rate cap agreements to reflect the updated notional amount of the Term Loan Credit Facility, with the 5.317% upper limit on the SOFR interest rate remaining unchanged under the amended interest rate cap agreements. In September 2024, we refinanced our Term Loan Credit Facility again, reducing the interest rate spread over SOFR by an additional 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. Borrowings under the Term Loan Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.75% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.75%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024, we voluntarily repaid an incremental $150,000 of our Term Loan Credit Facility. Upon the closing of the IPO, we used the net proceeds from the offering to repay an additional $233,100 of our Term Loan Credit Facility. As of December 28, 2024 and December 30, 2023, $885,882 and $1,362,487, respectively, remained outstanding under the Term Loan Credit Facility.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
On July 2, 2021, we entered into new ABL Credit Facilities providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Credit Agreement, to amend the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of December 28, 2024 and December 30, 2023, we had borrowings of $0 and $30,000, respectively, under our ABL Revolving Credit Facility. The weighted-average interest rate on the outstanding borrowings under the ABL Revolving Credit Facility, as amended, was 6.7% and 8.1% per annum at December 28, 2024 and December 30, 2023, respectively.
We have a revolving trade accounts receivable-backed financing program in Europe (the “European ABS facility”), which provides for a borrowing capacity of up to €375,000, or approximately $390,788 at December 28, 2024 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At December 28, 2024 and December 30, 2023, we had borrowings of $312,630 and $331,920, respectively, under the European ABS Facility. The weighted-average interest rate on the outstanding borrowings under the European ABS Facility, as amended, was 4.9% and 4.4% per annum at December 28, 2024 and December 30, 2023, respectively.
At December 28, 2024, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,870,281, of which $312,630 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Revolving Credit Facility. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $850,262 at December 28, 2024. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 28, 2024 and December 30, 2023, we had $182,713 and $217,463, respectively, outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.9% and 7.9% per annum at December 28, 2024 and December 30, 2023, respectively. At December 28, 2024 and December 30, 2023, letters of credit totaling $166,613 and $108,690, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At December 28, 2024 and December 30, 2023 we were in compliance with all covenants and other requirements in all of our debt arrangements.
Note 7 — Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record adjustments based on filed returns as such returns are finalized and resultant adjustments are identified. The Company has made an accounting policy election to treat Global Intangible Low Tax Income (“GILTI”) as a current year tax expense in the period in which it is incurred.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The components of income before income taxes consist of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
United States	$(182,583)	$(205,969)	$651,446
Foreign	628,449	728,470	2,163,095
Total	$445,866	$522,501	$2,814,541
The provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Current:
Federal	$52	$(8,220)	$133,866
State	524	2,828	25,242
Foreign	194,337	233,705	243,688
	$194,913	$228,313	$402,796
Deferred:
Federal	$(18,368)	$(29,113)	$10,380
State	(2,826)	(9,818)	13,371
Foreign	7,925	(19,593)	(6,495)
	(13,269)	(58,524)	17,256
Provision for income taxes	$181,644	$169,789	$420,052
The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.5)	(1.3)	—
U.S. tax on foreign earnings, net of foreign tax credits	1.8	1.4	—
Effect of international operations	8.0	5.7	1.0
Effect of change in valuation allowances	0.7	1.2	0.4
Effect of the CLS Sale	—	—	(8.3)
Withholding tax	7.1	4.8	0.9
Other	2.6	(0.3)	(0.1)
Effective tax rate	40.7%	32.5%	14.9%
The Organization for Economic Co-operation and Development (“OECD”) has announced a framework to implement a global minimum tax of 15%, referred to as Pillar Two. Certain countries have implemented or are in the process of implementing the Pillar Two legislation, which applied to us beginning in Fiscal Year 2024. While the implementation of this legislation did not materially impact our consolidated financial statements in Fiscal Year 2024 and we do not currently expect a material impact in the future, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Significant components of our net deferred tax assets and liabilities are as follows:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Net operating loss carryforwards	$118,632	$140,981
Tax credit carryforwards	89,158	52,653
Interest expense carryforwards	48,760	32,732
Employee benefits	50,740	57,735
Inventory	26,087	30,958
Depreciation and amortization	23,387	25,998
Operating lease liabilities	119,354	121,195
Sales return reserve	35,879	35,320
Allowance on trade accounts receivable	31,807	37,580
Reserves and accruals not currently deductible for income tax purposes	20,849	29,601
Other	33,846	44,059
Total deferred tax assets	598,499	608,812
Valuation allowance	(129,206)	(106,379)
Subtotal	469,293	502,433
Deferred tax liabilities:
Depreciation and amortization	(209,616)	(237,963)
Operating lease assets	(113,782)	(117,304)
Inventory rights	(31,878)	(30,651)
Other	(37,698)	(48,127)
Total deferred tax liabilities	(392,974)	(434,045)
Net deferred tax assets	$76,319	$68,388
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of or less than the net recorded amount, we would make an adjustment to the valuation allowance which would reduce or increase the provision for income taxes.
At December 28, 2024, we had deferred tax assets related to NOL carryforwards of $118,632 along with a valuation allowance of $34,330. $47,677 of the remaining $84,302 of net deferred tax assets associated with NOL carryforwards have no expiration date. The NOL carryforwards with no expiration date are comprised of $33,554 in Luxembourg, $5,982 in Belgium and $8,141 in a number of other jurisdictions worldwide. The $36,625 of net deferred tax assets associated with NOL carryforwards that have an expiration date are comprised of $16,375 in Luxembourg with expirations beginning in 2035 and $20,250 in a number of different jurisdictions with various expiration dates. We monitor our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.
At December 28, 2024, our tax credit carryforwards for income tax purposes were $89,158. Foreign tax credit carryforwards in the U.S. represent $81,232 of that amount, and our total valuation allowance related to such credit carryforwards was $81,232. A number of different federal and state credits with various expiration dates comprised the remaining $7,926 of tax credit carryforwards.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
As of December 28, 2024, the valuation allowance increased by a net of $22,827 as compared to December 30, 2023, which was driven primarily by an increase in both U.S. foreign tax credits and associated valuation allowances. The remaining change relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts that became realizable based on taxable income generated in the current year.
As of December 30, 2023, the valuation allowance increased by a net of $28,527 as compared to December 31, 2022, which was driven primarily by an increase in both U.S. foreign tax credits and associated valuation allowances. The remaining change relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts that became realizable based on taxable income generated in the current year.
As of December 31, 2022, the valuation allowance increased by a net of $24,501 as compared to January 1, 2022, which was driven primarily by an increase in both U.S. foreign tax credits and associated valuation allowances. The remaining change relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts that became realizable based on taxable income generated in the current year.
We have not provided tax on undistributed foreign earnings of approximately $3,500,000 and $3,400,000 as of December 28, 2024, and December 30, 2023, respectively, because such earnings are considered to be indefinitely reinvested. A determination of the deferred tax liability on such earnings is not practical due to the complexity of the hypothetical calculation.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Gross unrecognized tax benefits at beginning of the year	$16,785	$14,339	$18,978
Increases in tax positions for prior years	172	1,048	465
Decreases in tax positions for prior years	(1,523)	(102)	(315)
Increases in tax positions for current year	2,203	1,870	1,291
Settlements	(1,380)	—	(935)
Lapse in statute of limitations	(591)	(370)	(5,145)
Gross unrecognized tax benefits at end of the year	$15,666	$16,785	$14,339
The total amount of gross unrecognized tax benefits is $15,666 as of December 28, 2024, substantially all of which would impact the effective tax rate if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $8,985 and $9,282 as of December 28, 2024, and December 30, 2023, respectively.
We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over fifty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In our material tax jurisdictions, the statute of limitations is open, in general, for three to five years.
In the U.S., our federal tax returns for the 2019 through 2022 tax years are under audit by the IRS. It is possible that within the next twelve months, (1) ongoing tax examinations of our U.S. federal tax returns, individual states, and several of our foreign jurisdictions may be resolved, (2) new tax exams may commence, and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 8 – Restructuring Costs
In the third quarter of 2022, we elected to discontinue our operations in Russia, where we had an office that employed engineering and coding resources that supported the operation and maintenance of the Ingram Micro Cloud Marketplace. As a result, we incurred one-time termination costs of $11,377 during Fiscal Year 2022, of which $7,141 was recognized within restructuring costs and $4,236 was recognized within SG&A expenses on the Consolidated Statements of Income. In the third quarter of 2023, we sold our Russian subsidiary, recognizing a loss of $3,068 within SG&A expenses and leaving us with no remaining presence in Russia.
In Fiscal Year 2023, as a result of changing global and local market conditions, we initiated a global restructuring plan which resulted in organizational and staffing changes, including a headcount reduction of 628 employees, primarily in our North American segment. We took further actions in the first quarter of 2024. Further, in the fourth quarter of 2024, we took actions to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions of 1,056 employees, inclusive of the actions taken in the first quarter of 2024. We anticipate additional charges in the range of $4 million and $7 million in the first quarter of 2025 in connection with the continuance of this restructuring plan.
A summary of the restructuring costs incurred in Fiscal Year 2024 and Fiscal Year 2023, are as follows:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility and Other Costs	Total Restructuring Costs
Fiscal Year 2024
North America		$15,004	$231	$15,235
EMEA		15,762	1	15,763
Asia-Pacific		7,029	—	7,029
Latin America		268	59	327
Total	1,056	$38,063	$291	$38,354

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility and Other Costs	Total Restructuring Costs
Fiscal Year 2023
North America		$12,050	$3,401	$15,451
EMEA		1,878	18	1,896
Asia-Pacific		1,341	—	1,341
Latin America		109	—	109
Total	628	$15,378	$3,419	$18,797
The remaining liabilities, which are recorded within accrued expenses and other on our Consolidated Balance Sheets, and activities associated with the aforementioned actions for Fiscal Year 2024 are summarized in the tables below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability as of December 28, 2024
Fiscal Year 2024
Employee termination benefits	$2,060	$38,063	$(27,678)	$(259)	$12,186
Facility and other costs	—	291	(291)	—	—
Total	$2,060	$38,354	$(27,969)	$(259)	$12,186

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability as of December 30, 2023
Fiscal Year 2023
Employee termination benefits	$1,144	$15,378	$(14,549)	$87	$2,060
Facility and other costs	10	3,419	(3,429)	—	—
Total	$1,154	$18,797	$(17,978)	$87	$2,060
The remaining liability of $12,186 will be substantially paid by the first half of 2025.
Note 9 — Commitments and Contingencies
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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 21,711 ($3,502 at December 28, 2024 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 843,008 ($135,986 at December 28, 2024 exchange rates) in principal and associated penalties, interest and fines.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022 the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($99,000 at December 28, 2024 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation, and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and we do not believe any loss amount is estimable or probable at this time.
In January 2021, we first learned through external sources that in June 2019, the Court of Additional Chief Metropolitan Magistrate (Special Acts), Central District, Tis Hazari in New Delhi (the “New Delhi Court”) issued a summoning order naming Ingram Micro India Ltd. (“IMIL”) as one of 40 legal entity defendants in a criminal complaint. IMIL is accused by the Serious Fraud Office of cheating and criminal conspiracy based on four payments it made over 16 years ago at the request of a certain vendor. In February 2021, outside legal counsel appeared on IMIL’s behalf at the New Delhi Court and requested relevant documentation pertaining to these charges to assess IMIL’s legal position. IMIL has vigorously contested the charges as we believe the charges to be meritless and in December 2021 filed a motion to dismiss.
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,420 at December 28, 2024 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. We believe the tax assessment gives rise to a reasonably possible loss of Saudi Riyal 159,985 ($42,604 at December 28, 2024 exchange rates) in tax and a probable risk of Saudi Riyal 5,466 ($1,456 at December 28, 2024 exchange rates) in tax. In addition, we believe it is possible the tax authorities will assess us for payments to non-resident vendors for software distributed to resellers for the years 2021 through 2024, which gives rise to a reasonably possible loss of Saudi Riyal 395,505 ($105,323 at December 28, 2024 exchange rates) in tax and a probable risk of Saudi Riyal 1,632 ($435 at December 28, 2024 exchange rates) in tax. Associated penalties have a remote risk due to the assessments being based on a difference in interpretation of Saudi tax law. In February 2024 and early April 2024, ZATCA issued new guidelines on taxation of payments for software, which largely appear to no longer assert that withholding tax is due on payments to non-resident vendors for software distributed to resellers. While we continue to analyze the guidelines it is unclear how ZATCA will utilize the guidelines with respect to the pre-guidelines periods since they are only applicable on a prospective basis; however, we believe there has been positive development as the new guidelines appear to be largely consistent with the interpretation before the assessments were made. In May 2024, at our request, the court granted a third 6-month suspension of the case. In September 2024, we submitted a resolution proposal for the years 2015 through 2020 for Saudi Riyal 5,466 ($1,456 at December 28, 2024 exchange rates), which is in alignment with the probable risk listed above. The proposal creates an indefinite suspension of the case for the duration of the resolution procedure. We strongly believe that we have administered taxes correctly, that these payments to non-resident vendors for software distributed to resellers are not subject to withholding tax and that we will ultimately prevail in this matter.
Related to the matter discussed in section "Out of Period Correction" within Note 2, "Significant Accounting Policies", we have made voluntary disclosure to the Indian tax authorities, which we and our local advisors believe has mitigated the risk of any potential income tax penalties.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We may be subject to non-income based tax unasserted claims related to transactions with certain non-U.S. affiliates and indirect tax related matters. As of December 28, 2024, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $6,591. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Consolidated Balance Sheets.
Note 10 — Employee Awards
Cash-based Compensation
Activity related to the cash awards was as follows:

Number of Cash Awards (in thousands)
Non-vested at January 1, 2021	93,325
Granted	45,501
Vested	(45,870)
Forfeited	(16,234)
Non-vested at December 31, 2022	76,722
Granted	44,885
Vested	(46,690)
Forfeited	(7,319)
Non-vested at December 30, 2023	67,598
Granted	35,186
Vested	(22,909)
Forfeited	(7,229)
Non-vested at December 28, 2024	72,646

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Compensation expense - cash awards	$24,626	$31,040	$35,418
Related income tax benefit	$6,156	$7,760	$8,854
As of December 28, 2024, the unrecognized compensation costs related to the cash awards was $34,736. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.3 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Stock-based Compensation
Activity related to the time vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	—	$—
Granted	2,608	22.01
Vested	(1,474)	22.00
Non-vested at December 28, 2024	1,134	$22.01

Fiscal Year
2024
Compensation expense	$34,067
Related income tax benefit	$3,731
We account for forfeitures as they occur. During Fiscal Year 2024, there were no forfeitures of awards granted under the 2024 plan. As of December 28, 2024, the unrecognized compensation costs related to the time vesting restricted stock units was $23,319. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.9 years.
Activity related to the performance vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	—	$—
Granted	2,468	17.42
Non-vested at December 28, 2024	2,468	$17.42
We have not recognized any compensation costs related to the performance vesting restricted stock units as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs (see section “Stock-based Compensation” within Note 2, “Significant Accounting Policies”).
We account for forfeitures as they occur. During Fiscal Year 2024, there were no forfeitures of time vesting or performance vesting restricted stock units granted under the 2024 plan.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Participation Plan for Certain Key Employees
Activity related to the awards granted in the Participation Plan was as follows:

Number of Units (in thousands)
Non-vested at January 1, 2021	216,875
Granted	11,039
Forfeited	(36,200)
Non-vested at December 31, 2022	191,714
Granted	4,306
Forfeited	(1,420)
Non-vested at December 30, 2023	194,600
Granted	14,580
Forfeited	(209,180)
Non-vested at December 28, 2024	—
As a result of the IPO, the Plan was cancelled in the fourth quarter of 2024. There was no compensation cost recognized for these awards during any periods presented.
Note 11 — Segment Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments coincide with the geographic operating segments which include North America, EMEA, Asia-Pacific, and Latin America. The measure of segment profit is income from operations. Our CODM utilizes income from operations to analyze and compare year-over-year and budget-to-actual segment-level operational performance and profitability before non-operational items, ensure optimal alignment with our strategic priorities and make strategic decisions concerning resource allocation across our operating segments.
Geographic areas in which we operated our reportable segments during 2024 include North America (the United States and Canada), EMEA (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 10, “Employee Awards”), certain Corporate costs, and the gain from the CLS Sale; therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.
Financial information by reportable segment is as follows:

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Net sales
North America	$17,373,047	$18,195,652	$20,908,493
EMEA	14,260,257	14,481,069	15,052,242
Asia-Pacific	12,756,802	11,573,489	11,184,575
Latin America	3,593,565	3,790,154	3,679,180
Total	$47,983,671	$48,040,364	$50,824,490

Significant segment expenses
Cost of sales
North America	$15,973,155	$16,712,010	$19,231,758
EMEA	13,183,955	13,367,664	13,942,955
Asia-Pacific	12,132,315	10,950,647	10,585,158
Latin America	3,249,301	3,462,906	3,371,227
Total	$44,538,726	$44,493,227	$47,131,098
Compensation
North America	$840,696	$865,403	$972,994
EMEA	504,847	503,676	594,098
Asia-Pacific	204,894	209,448	219,963
Latin America	129,799	121,672	113,850
Total	$1,680,236	$1,700,199	$1,900,905
Depreciation costs
North America	$74,939	$66,153	$72,991
EMEA	15,249	17,056	18,016
Asia-Pacific	6,648	7,834	8,669
Latin America	5,617	6,102	6,396
Total	$102,453	$97,145	$106,072
Intangible asset amortization
North America	$42,148	$42,175	$42,253
EMEA	23,958	23,782	25,126
Asia-Pacific	17,441	17,594	20,308
Latin America	3,331	3,452	3,352
Total	$86,878	$87,003	$91,039
Other departmental operating expenses (a)
North America	$193,057	$223,792	$249,633
EMEA	170,552	158,026	52,699
Asia-Pacific	91,503	73,192	58,233
Latin America	55,044	51,320	40,844
Total	$510,156	$506,330	$401,409
Integration and transition costs (b)
North America	$5,659	$15,745	$(2,334)
EMEA	2,839	(31)	16,497
Asia-Pacific	1,656	(8)	6,864
Latin America	(1,644)	4,388	2,428
Total	$8,510	$20,094	$23,455

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Other segment items (c)
North America	$(78,766)	$(80,476)	$(72,930)
EMEA	99,437	93,697	88,028
Asia-Pacific	78,896	67,639	54,886
Latin America	32,533	46,799	27,610
Total	$132,100	$127,659	$97,594

Total segment expenses	$47,059,059	$47,031,657	$49,751,572

Income from operations
North America	$322,159	$350,850	$414,128
EMEA	259,420	317,199	314,823
Asia-Pacific	223,449	247,143	230,494
Latin America	119,584	93,515	113,473
Segment profit	$924,612	$1,008,707	$1,072,918

Reconciliation of segment profit to income before income taxes
Gain on CLS Sale	$—	$—	$2,283,820
Corporate	(47,996)	(33,320)	(72,390)
Cash-based compensation	(24,626)	(31,040)	(35,418)
Stock-based compensation	(34,067)	—	—

Other (income) expense
Interest income	$(45,335)	$(34,977)	$(22,911)
Interest expense	338,358	380,191	320,230
Net foreign currency exchange loss	22,901	42,070	69,597
Other expense	56,133	34,562	67,473

Income before income taxes	$445,866	$522,501	$2,814,541
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions, (ii) consulting, retention and transition costs associated with our reorganization programs charged to selling, general and administrative, or SG&A, expenses.
(c) Other segment items consist primarily of management fees and direct management costs which represent costs that are incurred by the North American segment and allocated to the other segments, as well as bad debt/credit/flooring costs, credit card fees and restructuring costs.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Net sales are attributed to countries based on the location of the originating entity’s registered domicile. Except for the United States, which is our country of domicile, and India, no other country accounted for 10% or more of net sales for the periods presented.

	Fiscal Year		Fiscal Year		Fiscal Year
	2024		2023		2022
Net sales:
United States	$16,369,823	34%	$17,300,808	36%	$19,464,781	38%
India	4,903,734	10	4,571,294	10	4,311,474	8
Outside of the United States and India	26,710,114	56	26,168,262	54	27,048,235	54
Total	$47,983,671	100%	$48,040,364	100%	$50,824,490	100%
Except for the United States, no other country accounted for 10% or more of long-lived assets for the periods presented.

	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Long-lived assets:
United States	$869,921	$858,364	52%	49%
Outside of the United States	797,815	905,387	48	51
Total (1)	$1,667,736	$1,763,751	100%	100%
(1) Includes $772,571 and $880,433 of intangible assets, net of which $325,444 and $362,572 are located within the United States as of December 28, 2024 and December 30, 2023, respectively.
The following table summarizes additional entity-wide disclosure of net sales by product category for the following periods:

	Fiscal Year		Fiscal Year		Fiscal Year
	2024		2023		2022
Net sales:
Client and Endpoint Solutions	$29,974,140	63%	$29,149,776	61%	$31,994,972	63%
Advanced Solutions	16,859,551	35	17,883,252	37	17,353,836	34
Cloud-based Solutions	462,127	1	383,329	1	325,981	1
Other (1)	687,853	1	624,007	1	1,149,701	2
Total	$47,983,671	100%	$48,040,364	100%	$50,824,490	100%
(1)Other net sales consists mainly of revenues associated with our Commerce & Lifecycle Services business, the majority of which was disposed of and sold effective April 4, 2022.
Note 12 — Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At December 28, 2024 and December 30, 2023, we had no derivatives that were designated as hedging instruments.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In the first quarter of 2023, we entered into agreements to purchase interest rate caps, which established a 5.5% upper limit on the LIBOR interest rate applicable to a substantial portion of the borrowings under the Term Loan Credit Facility through the first quarter of 2025. These interest rate cap agreements qualify for hedge accounting treatment and, accordingly, we recorded the fair value of the agreements as an asset and the change in fair value within accumulated other comprehensive loss during the period in which the change occurs. Due to the cessation of the LIBOR interest rate on June 30, 2023, we amended the interest rate cap agreements during the second quarter of 2023 to establish a 5.317% upper limit on the SOFR interest rate in order to align with the conversion to a SOFR-based rate for the underlying Term Loan Credit Facility. We elected to apply the practical expedient under ASU 2020-04 and continued to apply hedge accounting treatment until September 2023, when we dedesignated the interest rate cap in connection with the refinancing of our Term Loan Credit Facility (See Note 6, “Debt”), the impact of which was immaterial.
The notional amounts and fair values of derivative instruments in our Consolidated Balance Sheets are as follows:

	Notional Amounts(1)		Fair Value
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets:
Foreign exchange contracts	$472,324	$515,691	$12,510	$1,805
Interest rate cap	1,375,000	1,099,807	—	707
Other(2)	1,265	1,265	9,616	8,758
Other assets:
Interest rate cap	—	275,193	—	177
Accrued expenses and other:
Foreign exchange contracts	189,044	1,162,669	(780)	(11,416)
Total	$2,037,633	$3,054,625	$21,346	$31
(1)Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
(2)Related to a convertible note receivable derivative.
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign currency exchange (gain) loss as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Fiscal Year	Fiscal Year	Fiscal Year
	Location of (gain) loss in income	2024	2023	2022
Derivative instruments not qualifying as cash flow hedges:
Net loss (gain) recognized in earnings	Net foreign currency exchange loss	$2,884	$43,096	$30,310
	Interest expense	884	5,211	—

Derivative instruments qualifying as hedging instruments:
Gain recognized in accumulated other comprehensive income		$—	$(1,188)	$—
Gain reclassified from accumulated other comprehensive income to interest expense	Interest expense	(686)	(349)	—

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
There were no material gain or loss amounts excluded from the assessment of effectiveness. We report our derivatives at fair value as either assets or liabilities within our Consolidated Balance Sheets. See Note 13, “Fair Value Measurements”, for information on derivative fair values recorded on our Consolidated Balance Sheets for the periods presented.
Note 13 — Fair Value Measurements
Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — unobservable inputs that are not corroborated by market data.
As of December 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$22,126	$—	$22,126	$—
Investments held in Rabbi Trust	93,770	93,770	—	—
Total assets at fair value	$115,896	$93,770	$22,126	$—
Liabilities:
Derivative liabilities	$780	$—	$780	$—
Contingent consideration	2,888	—	—	2,888
Total liabilities at fair value	$3,668	$—	$780	$2,888
As of December 30, 2023, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$10,563	$—	$10,563	$—
Interest rate cap	884	—	884	—
Investments held in Rabbi Trust	82,498	82,498	—	—
Total assets at fair value	$93,945	$82,498	$11,447	$—
Liabilities:
Derivative liabilities	$11,416	$—	$11,416	$—
Contingent consideration	4,391	—	—	4,391
Total liabilities at fair value	$15,807	$—	$11,416	$4,391
The fair value of the cash equivalents approximated its carrying value and the gain or loss on the marketable trading securities was recognized in the Consolidated Statements of Income to reflect these investments at fair value.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	December 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,885,000	$—	$1,885,000	$—	$1,969,768
Term loan credit facility	931,535	—	931,535	—	885,882
	$2,816,535	$—	$2,816,535	$—	$2,855,650

	December 30, 2023
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,875,000	$—	$1,875,000	$—	$1,962,750
Term loan credit facility	1,402,950	—	1,402,950	—	1,362,487
	$3,277,950	$—	$3,277,950	$—	$3,325,237
The carrying amounts of our trade accounts receivable, accounts payable and accrued expenses and other approximate fair value because of the short maturity of these items. Our ABL Revolving Credit Facility and European revolving trade accounts receivable-backed financing program bear interest at variable rates based on designated local reference rates and commercial paper rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also resets regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile.
Note 14 — Employee Benefit Plans
Our U.S.-based employee savings benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $11,235, $11,589, and $12,901 in Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively.
Deferred Compensation Plan
We have a non-qualified deferred compensation plan (“NQDC”) that provides certain key officers and employees the ability to defer a portion of their compensation until a later date. The assets are held in a “Rabbi Trust” which invests in various mutual funds as directed by the plan participants. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. The assets and liabilities of the plan are recorded within other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within SG&A expenses of our Consolidated Statements of Income. Changes in the fair value of assets of the plan are recorded within other expense in our Consolidated Statements of Income. For amounts currently held on the Consolidated Balance Sheets, see Note 13, “Fair Value Measurements”.
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregates to $6,922 and $7,051 as of December 28, 2024 and December 30, 2023, respectively, and are classified within accrued expenses and other on the Consolidated Balance Sheet.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 15 — Stockholders’ Equity
Following our IPO and stock conversion and stock split, our certificate of incorporation authorizes us to issue 2,000,000,000 shares of Common Stock, of which 234,825,581 were issued and outstanding as of December 28, 2024.
Dividends Paid to Minority Interest Stockholders
In Fiscal Year 2024, we paid $6,174 to the Aptec Saudi minority interest stockholders of record. In Fiscal Year 2023, we paid $9,909 to the Aptec Saudi minority interest stockholders of record, as well as $553 to the Aptec Turkey minority interest stockholders of record.
Note 16 — Related Party Transactions
In connection with the Imola Mergers, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum, pursuant to which Platinum Advisors provides corporate and advisory services to us. Prior to the IPO, we incurred an annual fee of $25,000, plus expenses incurred by Platinum Advisors in rendering such services. For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, we incurred fees and expenses of $20,679, $26,927, and $51,767, respectively, under the CASA. These amounts have been included within SG&A expenses within the Consolidated Statements of Income. Upon completion of the IPO, the CASA was terminated.
Note 17 — Quarterly Information (Unaudited)
In the second quarter of 2024, we identified fraudulent activity within our India Professional Services business involving certain of our then-current employees (which employees were subsequently terminated or resigned) and a relatively small number of customers of our subsidiary in India dating back to 2023. As part of these activities and the collusion of these former employees and customers, our India Professional Services business hired providers and paid for professional services that were never performed and recognized revenue for the sale of professional services that were never provided by our customers to the end users. As a result, our net sales and cost of sales, selling, general and administrative expenses, and provision for income taxes were misstated on our Condensed Consolidated Statements of Income, and our accounts receivable, inventory, other assets, accounts payable, and accrued expenses and other were misstated on our Condensed Consolidated Balance Sheets. We are working to recover amounts paid to such customers and we intend to vigorously pursue all legal remedies available to us. We will record a benefit when and if any such amounts are deemed probable of recovery.
Management has determined that these misstatements were not material to the previously issued consolidated financial statements as of and for the Thirteen Weeks Ended March 30, 2024. However, in order to appropriately reflect the impacts of the identified misstatements in the appropriate period, management has determined to revise the financial statements as of and for the Thirteen Weeks Ended March 30, 2024 the next time such financial statements are filed. All misstatements related to the India Professional Services business are identified as (1) in the tables below. Additionally, other identified immaterial errors that have been corrected and revised are footnoted with a (2) in the tables below.
The following tables present a summary of the impact of the corrections by financial statement line item:

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	March 30, 2024
	As Reported	Adjustment		As Revised
Condensed Consolidated Balance Sheet:
Trade accounts receivable (1) (2)	$8,297,613	$(15,301)		$8,282,312
		(18,896)	(1)
		3,595	(2)
Inventory (1)	4,679,975	(3,382)		4,676,593
Other current assets (1)	735,795	404		736,199
Total current assets	14,570,960	(18,279)		14,552,681
Other assets (1)	483,334	4,076		487,410
Total assets	$17,651,495	$(14,203)		$17,637,292

Accounts payable (1)	$8,518,159	$(2,504)		$8,515,655
Accrued expenses and other (1)	1,009,487	(3,582)		1,005,905
Short-term debt and current maturities of long-term debt (2)	351,591	3,595		355,186
Total current liabilities	9,984,654	(2,491)		9,982,163
Total liabilities	14,618,012	(2,491)		14,615,521

Retained earnings (1)	1,141,040	(11,712)		1,129,328
Total stockholder's equity	3,483,483	(11,712)		3,471,771
Total liabilities and stockholders' equity	$17,651,495	$(14,203)		$17,637,292

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Income
Net sales (1)	$11,345,520	$(10,586)	$11,334,934
Cost of sales (1)	10,506,173	(6,177)	10,499,996
Gross profit	839,347	(4,409)	834,938
Selling, general and administrative expenses (1)	640,175	1,977	642,152
Total operating expenses	662,840	1,977	664,817
Income from operations	176,507	(6,386)	170,121
Income before income taxes	83,067	(6,386)	76,681
Provision for income taxes (1)	29,140	(2,011)	27,129
Net income	$53,927	$(4,375)	$49,552
Basic and diluted earnings per share(3)	$0.24	$(0.02)	$0.22
(3) Basic and diluted earnings per share reflects the stock conversion and stock split in connection with the IPO (see section “Stock Conversion and Stock Split” within Note 2, “Significant Accounting Policies”).

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income
Net income (1)	$53,927	$(4,375)	$49,552
Comprehensive income	$(30,143)	$(4,375)	$(34,518)

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	Retained Earnings			Total
Condensed Consolidated Statement of Stockholders’ Equity:
Balance at December 30, 2023 (1)	$1,087,113	$(7,337)	$1,079,776	$3,513,626	$(7,337)	$3,506,289
Net income (1)	53,927	(4,375)	49,552	53,927	(4,375)	49,552
Balance at March 30, 2024	$1,141,040	$(11,712)	$1,129,328	$3,483,483	$(11,712)	$3,471,771

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment		As Revised
Condensed Consolidated Statement of Cash Flow
Cash flows used in operating activities:
Net income (1)	$53,927	$(4,375)		$49,552
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable (1) (2)	536,150	7,144		543,294
		7,159	(1)
		(15)	(2)
Inventory (1)	(78,254)	2,876		(75,378)
Other assets (1)	(4,588)	(2,011)		(6,599)
Accounts payable (1)	(577,588)	(2,258)		(579,846)
Accrued expenses and other (1)	(25,433)	(1,391)		(26,824)
Cash used in operating activities	$(100,251)	$(15)		$(100,266)

Cash flows from financing activities:
Net proceeds from revolving and other credit facilities (2)	22,475	15		22,490
Cash provided by financing activities	$3,501	$15		$3,516
The following selected quarterly financial data is being provided in consideration of our 8367.19365-for-1 stock split as a result of our IPO as described in the “Initial Public Offering” section presented within Note 2, “Significant Accounting Policies”:

	Fiscal Year 2024
	Thirteen Weeks Ended March 30, 2024	Thirteen Weeks Ended June 29, 2024	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended December 28, 2024
Net sales	$11,334,934	$11,541,439	$11,762,628	$13,344,670
Income from operations	$170,121	$181,128	$218,174	$248,500
Net income	$49,552	$54,585	$76,969	$83,116
Basic and diluted earnings per share	$0.22	$0.25	$0.35	$0.36

	Fiscal Year 2023
	Thirteen Weeks Ended April 1, 2023	Thirteen Weeks Ended July 1, 2023	Thirteen Weeks Ended September 30, 2023	Thirteen Weeks Ended December 30, 2023
Net sales	$11,569,161	$11,526,329	$11,925,373	$13,019,501
Income from operations	$194,150	$206,860	$212,402	$330,935
Net income	$62,551	$66,854	$86,783	$136,524
Basic and diluted earnings per share	$0.28	$0.30	$0.39	$0.61

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 18 — Subsequent Events
On March 4, 2025, the Company announced that its board of directors had declared a cash dividend on the Company’s common stock of $0.074 per share, payable on March 25, 2025, to stockholders of record as of March 11, 2025.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In 000s)

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Other(*)	Ending Balance
Allowance for doubtful accounts:
Fiscal Year 2024	$163,727	$30,534	$(49,714)	$2,452	$146,999
Fiscal Year 2023	$140,328	$58,197	$(31,591)	$(3,207)	$163,727
Fiscal Year 2022	$143,311	$26,804	$(27,706)	$(2,081)	$140,328
Allowance for sales returns(**):
Fiscal Year 2024	$18,916	$186,646	$(189,015)	$(308)	$16,239
Fiscal Year 2023	$23,424	$272,933	$(276,046)	$(1,395)	$18,916
Fiscal Year 2022	$20,753	$274,860	$(271,547)	$(642)	$23,424

 (*)    “Other” includes recoveries, acquisitions, and the effect of fluctuations in foreign currencies.
(**)    The allowance for sales returns liability is shown net of the estimated product returns recorded within inventory, both of which are presented gross on the Consolidated Balance Sheets.
For Fiscal Year 2023 and Fiscal Year 2022, as it relates to the Allowance for sales returns activity, we did not properly present the changes in the account activity for the Charged to Costs and Expenses, Deductions and Other amounts. For Fiscal Year 2023, the amounts related to Charged to Costs and Expenses, Deductions, and Other were previously $6,106, $(11,073) and $459, respectively, and were corrected to $272,933, $(276,046) and $(1,395), respectively. For Fiscal Year 2022, the amounts related to Charged to Costs and Expenses, Deductions and Other were previously $52,407, $(50,117) and $381, respectively, and were corrected to $274,860, $(271,547) and $(642), respectively. The corrected amounts did not result in a change to the Allowance for sales returns balance for Fiscal Year 2023 or Fiscal Year 2022 and accordingly, management concluded the impact of the correction was not material to the previously issued financial statements or the schedule of valuation and qualifying accounts.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below as of December 28, 2024, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified material weaknesses in our internal control over financial reporting as of December 28, 2024. We did not design and maintain an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements. These material weaknesses resulted in immaterial misstatements to the interim and annual consolidated financial statements between 2021 and 2023 and the revision of the 2022 annual consolidated financial statements (balance sheet and the statement of cash flows) and 2023 interim condensed consolidated financial statements (balance sheet and the statement of cash flows) and the restatement of certain interim and annual consolidated financial statements between 2020 and 2023 as a result of errors in the consolidated balance sheets and consolidated statements of cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended December 28, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our Executive Officers and Directors
Below are the names, ages (as of December 28, 2024), positions, and a brief account of the business and experience those individuals who served as our executive officers and directors as of December 28, 2024.

Name	Age	Director Since	Position
Executive Officers:
Paul Bay	54	2024	Chief Executive Officer and Director
Michael Zilis	54		Executive Vice President and Chief Financial Officer
Scott Sherman	58		Executive Vice President, Human Resources
Augusto Aragone	52		Executive Vice President, Secretary and General Counsel

Directors:
Alain Monié	73	2024	Chairperson of the Board of Directors (Retired Executive Chairman)
Felicia Alvaro	63	2024	Director
Craig Ashmore	62	2024	Director
Christian Cook	54	2024	Director
Jakki Haussler	67	2024	Director
Leslie Heisz	63	2024	Director
Bryan Kelln	58	2024	Director
Jacob Kotzubei	56	2024	Director
Matthew Louie	47	2024	Director
Mary Ann Sigler	70	2021	Director
Sharon Wienbar	62	2024	Director
Eric Worley	53	2024	Director
Executive Officers
Paul Bay (see further below)
Michael Zilis has served as Ingram Micro’s Executive Vice President and Chief Financial Officer since January 2020. Prior to that, he served as Ingram Micro’s Executive Vice President of Asia-Pacific from August 2016 to December 2019, and has served in various other operational and finance roles since joining Ingram Micro in 2006. As Executive Vice President and Chief Financial Officer, Mr. Zilis is responsible for Ingram Micro’s global finance organization, including financial planning and analysis, mergers and acquisitions, treasury and risk management, financial operations, accounting and reporting, investor relations, and internal audit, tax and global business processes. Prior to joining Ingram Micro, Mr. Zilis held roles at Avnet, Inc. and Arthur Andersen LLP. Currently, Mr. Zilis serves as a director of Veritone, Inc. (Nasdaq: VERI). Mr. Zilis received his Bachelor of Science degree in Finance and Accounting from Boston College.

Scott Sherman has served as Ingram Micro’s Executive Vice President of Human Resources since May 2015. As Executive Vice President of Human Resources, Mr. Sherman is responsible for the identification, development and implementation of the company’s human resources strategies in support of the organization’s global objectives. Mr. Sherman oversees all aspects of human resources worldwide, including organization development and talent management, compensation and benefits, payroll, learning and development. Prior to joining Ingram Micro, Mr. Sherman served as Executive Vice President of Human Resources and a member of the Executive Committee at Allergan from September 2010 to March 2015. Mr. Sherman also held human resources roles at Medtronic, and human resources and territory management roles at Exxon. Mr. Sherman received his Bachelor of Arts degree in International Affairs from the George Washington University and holds a Master of Industrial and Labor Relations from Cornell University’s School of Industrial and Labor Relations.
Augusto Aragone has served as Ingram Micro’s Executive Vice President, Secretary and General Counsel since December 2016. Prior to that, Mr. Aragone served a variety of legal leadership roles with the company, especially in the areas of mergers and acquisitions and finance transactions, originally joining as regional counsel for Latin America in 2008. As Executive Vice President, Secretary and General Counsel, Mr. Aragone oversees all aspects of Ingram Micro’s worldwide legal department, including managing Ingram Micro’s team of legal professionals, preventing and resolving disputes, promoting Ingram Micro’s contractual rights and safeguarding Ingram Micro’s assets. Prior to joining Ingram Micro, Mr. Aragone served as legal director for Latin America for DHL and held several business roles across the international logistics industry in Latin America. Mr. Aragone holds a Juris Doctor degree from Universidad de la Republica (UDELAR - Uruguay), a Master’s degree from Bologna University in Italy and a Master of Laws degree from the University of Miami. He is admitted to the New York bar.
Directors

Alain Monié	Class I Director
Mr. Monié became a director and Chairperson of the board of directors in connection with the Company’s IPO in October 2024, at which time he retired as Executive Chairman of the Company, a capacity in which he had served since January 2022. Mr. Monié previously served as Ingram Micro’s Chief Executive Officer from January 2012 until January 2022. Mr. Monié initially joined Ingram Micro in February 2003 as Executive Vice President, and served in that role and as President of Ingram Micro Asia-Pacific from 2004 to 2007, and then as President and Chief Operating Officer from 2007 to 2010. Prior to rejoining Ingram Micro as President and Chief Operating Officer in November 2011, he served as Chief Executive Officer of APRIL Management Pte., a multinational industrial company based in Singapore. Earlier in his career, Mr. Monié held a series of positions of increasing responsibility, across three continents, within Allied Signal Inc. and Honeywell International. Mr. Monié earned a Master’s degree in business administration from the Institut Supérieur des Affaires, France (now part of the HEC Group). He received high honors in automation engineering studies at the École Nationale Supérieure d’Arts et Métiers (ENSAM) France.

As a seasoned executive and former Chief Executive Officer of Ingram Micro, Mr. Monié was selected to serve on our board of directors due to his in-depth knowledge of Ingram Micro’s business operations and strategy that is important to the board of directors’ oversight of strategy, succession planning, enterprise risk management, compensation and implementation of sound corporate governance practices.
Committee(s): None Other Public Company Boards: Current: •AES Corporation Past 5 Years: •Expeditors International of Washington, Inc. (until 2020)

Paul Bay	Class III Director
Mr. Bay became a director in connection with the Company’s IPO in October 2024. He assumed the role of Chief Executive Officer of Ingram Micro on January 1, 2022. Mr. Bay had served as Ingram Micro’s Executive Vice President and President of Global Technology Solutions since January 2020. Prior to that, he served as Ingram Micro’s Executive Vice President and Group President of the Americas from August 2018 to December 2019, Executive Vice President and Chief Executive of Ingram Micro U.S. and Miami Export from 2015 to August 2018, and Sr. Executive Vice President and President of Ingram Micro North America from 2013 to 2014. Mr. Bay first joined Ingram Micro in 1995 and served in various roles of increasing responsibility until 2006. Mr. Bay then served as CEO of Punch! from 2006 to 2010 and rejoined Ingram Micro in 2010. Mr. Bay holds a Bachelor’s degree in speech communication from California State University, Northridge.

Mr. Bay was selected to serve on our board of directors due to his extensive executive management expertise and a deep understanding of the technology sector and distribution industry, developed over decades of leadership experience within the company.
Committee(s): None Other Public Company Boards: Current: •None Past 5 Years: •None

Felicia Alvaro	Class III Director
Ms. Alvaro became a director in connection with the Company’s initial public offering in October 2024. She previously served as Chief Financial Officer, EVP and Treasurer for Ultimate Software from 2018 until her retirement in 2020, a period during which she oversaw the company’s transition in 2019 from a publicly traded company to a privately held company. Ms. Alvaro joined Ultimate Software as Vice President of Finance in 1998, shortly after the company’s IPO. During her 22-year tenure at Ultimate Software, she was responsible for the company’s accounting, finance, privacy, risk and compliance, financial planning, tax, treasury and financial systems teams. Previously, Ms. Alvaro spent 11 years in finance and accounting positions at Precision Response Corporation, Pueblo Xtra International and KPMG. Ms. Alvaro holds a Bachelor of Science in Accounting from Southeastern Louisiana University and is a Certified Public Accountant in Georgia.

Ms. Alvaro was selected to serve on our board of directors due to her decades of senior executive leadership experience and expertise in accounting, auditing, financial reporting, financial planning and analysis, risk oversight and general compliance.
Committee(s): Audit (Chair) Other Public Company Boards: Current: •None Past 5 Years: •Cornerstone OnDemand (until 2021)

Craig Ashmore	Class I Director
Mr. Ashmore became a director in connection with the Company’s IPO in October 2024. He joined Platinum Advisors in 2014. Mr. Ashmore is currently a Managing Director at the firm and is responsible for senior level business development activities focused on identifying new acquisition opportunities. Prior to joining Platinum Advisors, Mr. Ashmore was Executive Vice President of Planning and Development at Emerson (NYSE: EMR), where he had responsibility for Emerson’s mergers and acquisitions, strategic planning and corporate technology functions as well as Emerson Network Power’s connectivity solutions business. He was a member of Emerson’s Office of the Chief Executive. Mr. Ashmore holds a Bachelor’s degree in Mechanical and Civil Engineering from the University of Connecticut and a Master’s degree in Business Administration from the Harvard Business School.

Mr. Ashmore was selected to serve on our board of directors due to his experience related to private equity, transactional matters and operational expertise.
Committee(s): None Other Public Company Boards: Current: •None Past 5 Years: •None

Christian Cook	Class I Director
Mr. Cook became a director in connection with the Company’s IPO in October 2024. He is currently a Managing Director at Platinum Advisors with responsibility for managing the transition of newly acquired companies into Platinum’s portfolio. Post-transition, he also has responsibility for strategy, value creation and operational performance at select global portfolio companies. Since his joining Platinum Advisors in 2013, Mr. Cook has served as an officer of a number of Platinum’s portfolio companies, notably Vertiv Holdings Co (NYSE: VRT), a manufacturer of technology and data center infrastructure equipment. Prior to joining Platinum Advisors, Mr. Cook was with AlixPartners where he focused on the operational improvements and cost reduction opportunities during high urgency situations, often serving interim C-suite roles such as CEO and COO. Mr. Cook holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and holds a Master of International Business Studies degree from the University of South Carolina.

Mr. Cook was selected to serve on our board of directors due to his experience related to private equity, transactional matters and operational performance on a global scale.
Committee(s): Nominating and Corporate Governance Other Public Company Boards: Current: •None Past 5 Years: •None

Jakki Haussler	Class III Director
Ms. Haussler became a director in connection with the Company’s IPO in October 2024. She serves as the Non-Executive Chairman of Opus Capital Management LLC, an investment advisory firm she co-founded in 1996 and where she served as Chief Executive Officer from 1996 to 2019. She also served as managing director of Capvest Venture Fund LP from 2000 to 2011 and as a partner at Adena Ventures LP from 1999 to 2010. Ms. Haussler, a former certified public accountant (CPA), holds a Bachelor of Business Administration degree in Accounting from the University of Cincinnati and a Juris Doctor degree from the Salmon P. Chase College of Law at Northern Kentucky University.

Ms. Haussler was selected to serve on our board of directors due to her experience on several public company boards and her expertise in finance, accounting, portfolio management and business development.

Committee(s): Nominating and Corporate Governance

Other Public Company Boards:
Current:
•Service Corporation International
•Vertiv Holdings Co.
•Morgan Stanley Funds
Past 5 Years:
•Barnes Group Inc. (until 2025)
•Cincinnati Bell (until 2021)

Leslie Heisz	Class I Director
Ms. Heisz became a director in connection with the Company’s IPO in October 2024. She served as managing director of Lazard Frères, a financial advisory firm and independent investment bank, from 2004 until her retirement in 2010, providing strategic financial advisory services for clients in a variety of industries. An experienced investment banking and corporate finance executive, Ms. Heisz previously held positions with Dresdner Kleinwort Wasserstein, Solomon Brothers, and PricewaterhouseCoopers. Ms. Heisz holds a Bachelor of Science degree in Economics-Systems Science from UCLA and a Master of Business Administration degree from the UCLA Anderson School of Management.

Ms. Heisz was selected to serve on our board of directors due to her extensive experience as a public company director and audit committee member, her in-depth knowledge of capital markets, and her expertise in enterprise risk management, mergers and acquisitions, and numerous other finance and governance matters.
Committee(s): Audit; Compensation Other Public Company Boards: Current: •Edwards Lifesciences Corporation •Capital Group Funds Past 5 Years: •Public Storage (until 2024)

Bryan Kelln	Class II Director
Mr. Kelln became a director in connection with the Company’s IPO in October 2024. He joined Platinum Advisors in 2008 and is a Partner and President of Portfolio Operations at the firm and is a member of the firm’s Investment Committee. Mr. Kelln is responsible for all aspects of business strategy and operations at the firm’s portfolio companies and is involved in evaluating buy- and sell-side opportunities across the firm. Mr. Kelln works closely with the firm’s operations team as well as portfolio company executive management to drive strategic initiatives and to deploy operational resources. Prior to joining Platinum Advisors, Mr. Kelln was Senior Vice President and Chief Operating Officer at Nortek, Inc. Previously Mr. Kelln was a senior executive at Jacuzzi Brands, Inc. where he served as President of Jacuzzi, Inc. and an Operating Executive with the Jordan Company, a private investment firm where he was involved in acquisitions, divestitures and operations for the firm and served as a board member of portfolio companies. Additionally, Mr. Kelln has also served as President and CEO of RockShox, Inc., Senior Vice President at General Cable Corporation and as a Partner in the Supply Chain Management Practice of Mercer Management Consulting. Mr. Kelln holds a Bachelor’s degree from Washington State University and a Master of Business Administration from The Ohio State University, Fisher College of Business.

Mr. Kelln was selected to serve on our board of directors due to his experience related to private equity, transactional matters and post-acquisition monitoring and oversight of operational performance at portfolio companies.
Committee(s): Compensation Other Public Company Boards: Current: •None Past 5 Years: •Custom Truck One Source (until 2023) •Verra Mobility (until 2021) •Key Energy (until 2020)

Jacob Kotzubei	Class III Director
Mr. Kotzubei became a director in connection with the Company’s IPO in October 2024. He joined Platinum Advisors in 2002 and is a Partner and co-President at the firm. Prior to joining Platinum Advisors in 2002, Mr. Kotzubei was a Vice President of the Goldman Sachs Investment Banking Division – High Tech Group in New York City, and the head of the East Coast Semiconductor Group. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor of Arts degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law.

Mr. Kotzubei was selected to serve on our board of directors due to his experience in executive management oversight, private equity, capital markets, mergers and acquisitions and other transactional matters.

Committee(s): Compensation (Chair)

Other Public Company Boards:
Current:
•Ryerson Holding Corporation
•Vertiv Holdings Co.
Past 5 Years:
•Key Energy (until 2022)
•Verra Mobility (until 2021)
•KEMET (until 2020)

Matthew Louie	Class III Director
Mr. Louie became a director in connection with the Company’s IPO in October 2024. He joined Platinum Advisors in 2008. Mr. Louie is a Managing Director at the firm and is responsible for the structuring and execution of acquisition and divestiture transactions. Prior to joining Platinum Advisors in 2008, Mr. Louie was an investment professional at American Capital Strategies, a middle-market focused private equity firm. Prior to American Capital, Mr. Louie worked in venture capital and growth equity at both Canaan Partners and Agilent Technologies, and in investment banking at Donaldson, Lufkin & Jenrette. Mr. Louie holds undergraduate degrees in both Economics and Political Science from Stanford University. He also holds a Master’s degree in Business Administration from Harvard Business School. Mr. Louie serves as a manager of a number of Platinum’s portfolio companies.

Mr. Louie was selected to serve on our board of directors due to his experience related to private equity, capital markets, transactional matters and post-acquisition monitoring and oversight of operational performance at portfolio companies.
Committee(s): Nominating and Corporate Governance (Chair) Other Public Company Boards: Current: •Vertiv Holdings Co. Past 5 Years: •None

Mary Ann Sigler	Class II Director
Ms. Sigler has served as a director of Ingram Micro since the acquisition of the company by Platinum in July of 2021. Ms. Sigler is Executive Vice President, Chief Financial Officer and Treasurer of Platinum Advisors. She joined Platinum Advisors in 2004 and is responsible for overall accounting, tax and financial reporting, as well as managing strategic planning projects for the firm. Prior to joining Platinum Advisors, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler holds a Bachelor of Arts degree in Accounting from California State University at Fullerton and a Master’s degree in Business Taxation from the University of Southern California. Ms. Sigler is a Certified Public Accountant in California, as well as a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Ms. Sigler was selected to serve on our board of directors due to her extensive and significant business, financial and investment experience and prior involvement with Platinum’s investment in Ingram Micro.
Committee(s): Compensation Other Public Company Boards: Current: •None Past 5 Years: •Ryerson Holding Corporation (until 2024)

Sharon Wienbar	Class II Director
Ms. Wienbar became a director in connection with the Company’s IPO in October 2024. She served as a partner of Scale Venture Partners, a venture capital firm investing in early-stage technology companies, from 2001 until her retirement in 2018. She also served as Chief Executive Officer of Hackbright Academy, a leading software development program for women, from 2015 until its acquisition in 2016. Ms. Wienbar holds Bachelor of Science and Master of Science degrees in Engineering from Harvard University, as well as a Master of Business Administration degree from Stanford University.

Ms. Wienbar was selected to serve on our board of directors due to her service as a director for multiple public companies and her vast experience investing in technology companies and advising them on corporate strategy.
Committee(s): Audit; Compensation Other Public Company Boards: Current: •Enovis Corporation •Resideo Technologies, Inc. Past 5 Years: •Covetrus (until 2022)

Eric Worley	Class II Director
Mr. Worley became a director in connection with the Company’s IPO in October 2024. He joined Platinum Advisors in 2001. Mr. Worley is currently a Managing Director at the firm and is responsible for financial due diligence and supporting the structuring and execution of acquisition and divestiture transactions. Post-acquisition, he also has responsibilities related to monitoring and oversight of financial performance at select portfolio companies. Since joining Platinum Advisors, Mr. Worley has served as an officer, director and member of the operating council for a number of Platinum’s privately held portfolio companies. Prior to joining Platinum Advisors, Mr. Worley was with Ernst & Young in its Transaction Support and Audit practices in Los Angeles and London. Mr. Worley holds a Bachelor’s Degree in Accounting from Michigan State University and is a former CPA in the State of California.

Mr. Worley was selected to serve on our board of directors due to his experience related to private equity, transactional matters and post-acquisition monitoring and oversight of financial performance on a global scale.
Committee(s): Nominating and Corporate Governance Other Public Company Boards: Current: •None Past 5 Years: •None
Board Governance
Board of Director Meetings
Our board of directors held one meeting during Fiscal Year 2024 after the IPO. Each director serving during our Fiscal Year 2024 attended 100% of the meetings held by the board of directors and the committees on which they serve. The Company expects that each director will attend our Annual Meeting.
Director Independence
As a “controlled company” within the meaning of the NYSE’s governance standards, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirement that a majority of our board of directors consist of “independent” directors.
Our board of directors has affirmatively determined that Felicia Alvaro, Jakki Haussler, Leslie Heisz and Sharon Wienbar do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. In making these determinations, our board of directors considered the current and prior relationships that each such director has with our Company, Platinum and all other facts and circumstances our board of directors deemed relevant in determining their independence.
Board Leadership Structure
Our amended and restated bylaws and corporate governance guidelines provide our board of directors with the authority to separate or combine the positions of the Chairperson and Chief Executive Officer. At this time, the board of directors has determined that it is in the best interests of the Company and its stockholders to separate the roles, with Alain Monié serving as Non-Executive Chairperson and Paul Bay serving as Chief Executive Officer.

Additional Board Service
Serving on the board of directors requires significant time and attention. Directors are expected to ensure that their other commitments do not materially interfere with their duties to the Company. Except as otherwise approved by the board of directors:
•a director serving on the Company’s board of directors may not serve on the boards of more than five public companies (including the Company);
•an executive officer serving as a director on the Company’s board of directors may not serve on the boards of more than two public companies (including the Company); and
•a member of the Audit Committee may not serve on the audit committees of the boards of more than three public companies (including the Company).

Committees of the Board of Directors
The board of directors has established three standing committees: an audit committee, compensation committee, and nominating and corporate governance committee. Additionally, the board of directors may form temporary committees as needed to address specific issues that arise between regular meetings or matters that do not fall under the purview of the standing committees.
Our Audit Committee meets the independence requirements set forth under NYSE listing standards. Platinum holds more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of our directors. As a result, we are a “controlled company” under the NYSE’s listing standards, and we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements that our Compensation Committee and Nominating and Corporate Governance Committee be composed entirely of independent directors.
Each of the standing committees operates under a charter approved by the board of directors, copies of which can be found under the “Governance Documents” sub-link on our investor relations website, https://ir.ingrammicro.com/.
Audit Committee
The primary purpose of the Audit Committee is to prepare the committee report required by the rules of the SEC and to assist the board of directors with its oversight of the Company’s risk management policies and procedures, the audits and integrity of the Company’s financial statements, the effectiveness of the Company’s internal controls over financial reporting, the Company’s compliance with legal and regulatory requirements, the qualifications, performance, and independence of the Company’s Independent Auditor (as defined below), and the performance of the Company’s internal audit function.
The Audit Committee consists of the following individuals, each of whom the board of directors has determined is “independent” within the meaning of the NYSE listing rules: Felicia Alvaro (Chair), Leslie Heisz, and Sharon Wienbar. The board of directors has further determined that each of Felicia Alvaro and Leslie Heisz of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. Furthermore, each Audit Committee member is financially literate, as such qualification is interpreted by the board of directors in its business judgment.
The Audit Committee met two times during Fiscal Year 2024 after the IPO.
Compensation Committee
The primary purposes of the Compensation Committee are to review and approve corporate goals and objectives relevant to the compensation of the CEO and the other senior executives of the Company, to evaluate the performance of the CEO and the other senior executives in light of such goals and objectives, to determine and approve the compensation of the CEO and the other senior executives, to make recommendations to the full board of directors with respect to incentive-based and equity-based compensation plans that are subject to board of directors approval, to prepare the disclosure required by the rules of the SEC, to review and report to the board of directors on the Company’s key strategic and human resource management issues, and to oversee the Company’s overall compensation structure, policies, and programs.
The Compensation Committee consists of the following members: Jacob Kotzubei (Chair), Leslie Heisz, Bryan Kelln, Mary Ann Sigler, and Sharon Wienbar. According to the exemptions for a “controlled company” set by the NYSE, the Compensation Committee is not required to consist solely of independent directors.

The Compensation Committee met one time during the Fiscal Year 2024 after the IPO.
Nominating and Corporate Governance Committee
The primary purposes of the Nominating and Corporate Governance Committee are to review and make recommendations to the full board of directors regarding the structure and composition of the board of directors and its committees, including identifying qualified director nominees consistent with criteria approved by the board of directors, to develop and recommend to the full board of directors corporate governance guidelines applicable to the Company, and to oversee the evaluation of the board of directors, its committees, and the Company’s management team.
The Nominating and Corporate Governance Committee consists of the following members: Matthew Louie (Chair), Christian Cook, Jakki Haussler, and Eric Worley. According to the exemptions for a “controlled company” set by the NYSE, the Nominating and Corporate Governance Committee is not required to consist solely of independent directors.
The Nominating and Corporate Governance Committee met one time during the Fiscal Year 2024 after the IPO.
Director Nomination Procedures
The Nominating and Corporate Governance Committee is responsible for reviewing the board of directors composition and ensuring that the board of directors is comprised of individuals who have distinguished records of leadership and success in their area of activity and who will make substantial contributions to the board of directors. In making this assessment, the Nominating and Corporate Governance Committee considers a variety of skills and characteristics of board of directors candidates including, but not limited to, relevant industry experiences, general business experience, and relevant financial experiences.
Specific consideration is given to:
•Roles and contributions valuable to the business community;
•Personal qualities of leadership, character, and judgement, and reputation in the community at large of integrity, trust, respect, competence and adherence to the highest ethical standards;
•Relevant knowledge and experience in such things as business, technology, finance and accounting, marketing, international business, government, and other disciplines relevant to the success of a large publicly traded company;
•Ability to contribute to the diversity of skills, viewpoints, experiences, backgrounds, and demographic characteristics; and
•Whether the candidate is free of conflicts and has the time required for preparation, participation and attendance at all meetings.
Stockholder Nominees for Directors
Stockholders may recommend a director nominee to the Nominating and Corporate Governance Committee for election at the 2025 Annual Meeting.
Stockholders may nominate director candidates in writing by following the notice procedures and providing the information required by our amended and restated bylaws, which includes delivering a notice to the Secretary of the Company at 3351 Michelson Drive, Suite 100 Irvine, CA, not earlier than the close of business on the 120th day prior to the first anniversary of the date of the preceding year’s annual meeting of stockholders nor later than the close of business on the 90th day prior to the first anniversary of the date of the preceding year’s annual meeting of stockholders (which date shall, for purposes of the Company’s first annual meeting of stockholders, be deemed to have occurred on June 12, 2024). If the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, or if no annual meeting was held in the preceding year (other than for purposes of the Company’s first annual meeting) such stockholder’s notice to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of (i) the 10th day following the day the public announcement of the annual meeting is first made or (ii) the 90th day prior to the date of the annual meeting.
Such notice shall include the information required by our amended and restated bylaws as well as the following information for each nominee:
•Name, age, business address and residence address;
•Principal occupation or employment (present and for the past five years);

•Stock ownership information for such person and any member of the immediate family of such person, or any affiliate or associate of such person;
•Complete and accurate description of all direct and indirect compensation and other material monetary agreements, arrangements, and understandings between or among the nominating stockholders and each proposed nominee; and
•Any other information that must be disclosed about director nominees in proxy solicitations under Regulation 14A of the Exchange Act.
The Nominating and Corporate Governance Committee will evaluate each director nominee in accordance with the same processes regardless of the source of the nomination and if appropriate, make recommendations to the board of the director nominees for selection.
Insider Trading Policy
With respect to Item 408(b) of Regulation S-K, the Company has also adopted an insider trading policy governing the purchase, sale and other dispositions of Company or third-party securities by the directors, officers and employees of the Company while in possession of material non-public information relating to the Company. It is the policy of the Company that the Company will not engage in transactions in the Company’s securities while aware of material nonpublic information relating to the Company or the Company’s securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Code of Ethics
With respect to Item 406 of Regulation S-K, we have adopted a Code of Conduct (“Code of Conduct”) that applies to all of our directors, officers and team members, including our CEO and chief financial and accounting officer, and a Code of Ethics for Principal Financial Officers that applies to our CEO, chief financial officer, chief accounting officer, controller, treasurer, and other individuals performing similar functions (“PFO Code of Conduct”). Our Code of Conduct and PFO Code of Conduct are each available on our website, and they constitute a “code of ethics” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions thereof on our website.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis reviews the compensation provided to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated officers who served as executive officers during Fiscal Year 2024 (collectively, the named executive officers, or “NEOs”), as determined under the rules of the SEC and set forth in the Summary Compensation Table.
Our NEOs for Fiscal Year 2024 were:

Executive Officer	Position as of December 28, 2024
Paul Bay	Chief Executive Officer (“CEO”)
Michael Zilis	Chief Financial Officer (“CFO”)
Scott Sherman	Executive Vice President, Human Resources (“EVP HR”)
Augusto Aragone	Executive Vice President, Secretary & General Counsel
Alain Monié	Former Executive Chairman (Retired on October 24, 2024)
Executive Summary
Decisions Regarding Material Elements of Compensation
Following our IPO in October 2024 and our concurrent establishment of a compensation committee (the “Compensation Committee”) of our board of directors, all decisions regarding compensation to be paid to the CEO and each of the other NEOs have been made, and will continue to be made, by the Compensation Committee. Prior to our IPO in October 2024, all determinations relating to the components and amounts of compensation paid to our CEO and Executive Chairman for Fiscal Year 2024 were approved by the board of directors, and all recommendations relating to the components and amounts of compensation paid to our other NEOs for Fiscal Year 2024 were made by the CEO and approved by the board of directors.
The following summarizes the decisions made in Fiscal Year 2024 regarding the material elements of 2024 compensation.
•    Review of Base Salary. Salaries are reviewed annually by the CEO and EVP HR to ensure they are externally competitive, reflect individual performance, and are internally equitable relative to our other executives. Following the CEO’s and EVP HR’s discussion with the board of directors, and consideration of market conditions and other factors, no adjustments were made to base salary for any NEO in 2024.
•    Establishing Challenging Targets to Differentiate Payments Under Our Annual Executive Incentive Program (“EIP”). The EIP is a short-term incentive plan under which participants can earn annual cash payments based on annual company, business unit and/or functional performance, as well as individual performance. The Company’s 2024 non-GAAP EBITDAR performance, $1,300.8 million, was above the non-GAAP EBITDAR threshold, $1,198.5 million, and below the non-GAAP EBITDAR target, $1,410.0 million, which resulted in the funding of the pool for the Fiscal Year 2024 EIP (the “EIP Pool”) at 74.19%. The EIP Pool was further distributed to plan participants, including each participating NEO, individually taking into consideration their contribution to the strategic plan, as well as achievement of annual goals and individual performance considerations. The individual payments to our CEO and the other NEOs (other than Mr. Monié who was not eligible for the EIP with respect to Fiscal Year 2024) are discussed further below and were each approximately 76% of the respective NEO’s target annual EIP incentive (including the MBO portion).
•    Equity Awards and Prior Participation Plan. At the time of our IPO, our NEOs were granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under our 2024 Stock Incentive Plan (the “2024 Plan”). Prior to our adoption of the 2024 Plan, the Ingram Micro Holding Corporation (formerly Imola Holding Corporation) 2021 Participation Plan (the “Participation Plan”) was the long-term incentive program used to incentivize key associates, including our NEOs (other than Mr. Monié), from 2021 until the IPO in October 2024. Prior to the IPO, the Participation Plan was terminated by the board of directors, and our NEOs were granted the RSUs and PSUs. The granted PSUs have the same performance vesting conditions as the performance-vested units under the terminated Participation Plan.
•    Transition Agreement with Mr. Monié. In connection with his transition from CEO to Executive Chairman as of January 1, 2022, and his subsequent retirement as of October 24, 2024, Mr. Monié received an RSU grant worth $2 million that immediately vested at the time of the IPO. A summary of his transition agreement, which was amended three times since it was first entered into on October 2, 2021, is included in “Mr. Monié Transition Agreement” found later in this “Compensation Discussion and Analysis.”

Focus on Long-Term Value Creation
At executive management levels, compensation focuses on long-term shareholder value creation, reflecting our NEOs’ responsibility for setting and achieving long-term strategic goals. In support of this responsibility, compensation is heavily weighted toward variable compensation with a focus on long-term incentives. The units granted under our Participation Plan in July 2021 represented a significant portion of long-term compensation payable to our NEOs (other than Mr. Monié) upon achieving certain performance requirements. At the time of the IPO, such performance requirements under the Participation Plan had not been satisfied, and the Participation Plan was canceled, contingent upon the completion of the IPO. The RSUs and PSUs granted under the 2024 Plan in connection with the IPO are subject to, with respect to the RSUs, multi-year vesting conditions and, with respect to the PSUs, the achievement of certain financial targets to align our NEOs’ interests with those of Platinum. A portion of the RSUs granted to our NEOs vested immediately upon the IPO in recognition of our NEOs’ efforts in completing the IPO, a significant milestone for the Company.
Pay-for-Performance and CEO Compensation
We emphasize pay-for-performance with performance-based compensation, including annual EIP awards, PSUs granted under the 2024 Plan, and the prior 2021 Participation Plan awards. At the time Fiscal Year 2024 compensation decisions were made in early 2024, the Participation Plan had been in place for three years and progress had been made toward achieving the requisite performance thresholds. Because no new long-term incentive compensation awards were granted, performance-based compensation for Fiscal Year 2024 was intended to be limited to the EIP, which constituted 71% of our CEO’s total target annual cash compensation and 46% to 55% of each of our other NEO’s total target annual cash compensation for 2024, excluding Mr. Monié who was not eligible to participate in the EIP in 2024. In connection with the IPO, later in the year, the RSU and PSU grants were made to the NEOs, excluding Mr. Monié, after the Participation Plan and the awards thereunder had been canceled.
Focus on Best Practices
Our leadership team and board of directors, and our board of directors and Compensation Committee following our IPO, periodically examine our executive compensation practices in an effort to align them with best practices and evolving trends. For example (and as described further below):
•    We maintain clawback policies that provide for the repayment of incentive and/or severance compensation in appropriate circumstances, including a clawback policy as required by the final Dodd-Frank Rules and the applicable SEC and NYSE exchange listing requirements;
•    Awards under our short-term and long-term incentive plans are capped to limit “windfalls”;
•    None of the NEOs has an employment agreement; however, Mr. Monié was party to a transition agreement as further discussed in “Mr. Monié Transition Agreement” below;
•    Benefits and perquisites are generally not provided to NEOs beyond the level provided to all other levels of management;
•    The CIC Plan (as defined below) does not automatically accelerate vesting, requires a “double trigger” before benefits are paid, and does not have any provision for tax gross ups;
•    The board of directors (and/or the Compensation Committee, as applicable) has retained and will consult with its independent outside compensation consultants on a regular basis and has sole discretion to engage or terminate its compensation consultants and other advisors;
•    NEOs are subject to significant stock ownership guidelines;
•    The Company’s insider trading policy prohibits its associates (including our executive officers and directors) from using Company stock in hedging transactions, engaging in short sales of Company securities, holding Company securities in a margin account, or having Company securities pledged as collateral for a loan; and
•    Repricing of options is not permitted without the consent of stockholders.

Overall Design and Rewards of the Executive Compensation Program
Design Elements
The broad objectives and key features of each element of the 2024 executive compensation program were as follows:

Compensation Element	Objectives	Key Features
Base Salary	Links performance and pay by providing competitive levels of base salary for each NEO based on the NEO’s role and responsibilities. Used to attract and retain executive talent in a very competitive marketplace.
Reflects:

•Peer market median range for positions with similar responsibilities and business size, and
•An NEO’s responsibilities and performance, as demonstrated over time.

Salaries are reviewed annually to ensure they are externally competitive, reflect individual performance and are internally equitable relative to our other executives.

Annual Executive Incentive Program (“EIP”), including the Strategic Objectives thereunder
Provides incentives to focus our NEOs on the actions necessary to achieve the approved annual business plan.

Identifies what is expected for the year from the standpoint of corporate, business unit, regional and country results. Additionally, specific individual objectives and other strategic management-by-objective (“MBO”) goals provide focus on strategic projects that often deliver positive results over future years.

Links reward to accomplishment of goals within executives’ control and encourages both profitable growth and operating efficiency.

Establishes incentive targets as a percentage of each NEO’s base salary that approximate the median market practice of comparable positions at comparator peer group companies. Each participating NEO has an individual MBO target that is 20% of the NEO’s EIP target. Achievement against the MBO component is capped at 100% of the MBO target.

EIP payouts depend on meeting certain performance targets and specified strategic objectives over the course of a one-year performance period. Achievement against the EIP target is capped at 200% of the EIP target.

Performance targets and results vary among our NEOs to reflect appropriate differences in their responsibilities, as well as their individual performance.

Equity-Based Long-Term Incentive Award Program	Performance metrics align the performance goals of our NEOs with those of our stockholders to increase value. Rewards stock price appreciation and ties wealth accumulation to performance.	RSU and PSU grants upon the IPO were made in part to reward our NEOs for consummation of the IPO and to further incentivize shareholder value creation.
Participation Plan
Tie NEO long-term incentive compensation solely to Platinum’s achievement of certain multiples of invested capital.

The Participation Plan and all awards under the plan were terminated prior to the IPO.
No grants were made under this program to any NEO since the initial awards in 2021. This was a long-term incentive program using time-vested and performance-based units, with performance-vested awards subject to achievement of shareholder profit and multiple of invested capital gains.
Benefits and Perquisites	Provide market competitive benefits to all associates, with limited special perquisites to NEOs.	NEOs participate in our broad-based health and welfare, life insurance, disability and retirement programs for management associates. We provide officers and other executive leadership in the U.S. (including our NEOs) with executive physical examinations.

Design Principles
We believe a significant portion of NEO compensation should be at risk and subject to our financial performance. The only non- performance-based elements of our NEO compensation are base salaries, our employee benefit programs that are generally available to all management associates, and the RSUs that were awarded in connection with the IPO, a significant milestone for the Company. The remainder of compensation must be earned through the attainment of predetermined financial or strategic performance objectives. Compensation programs are designed to align the financial interests of our NEOs with those of our owners by providing appropriate short-and long-term financial incentives that reward executives for achieving objectives that enhance shareholder value. Our key design principles include:
1.Target executive compensation with reference to the market median (50th percentile) for each element of pay and in total to be competitive with other employment opportunities.
•    A competitive compensation program is critical in attracting, retaining, and motivating our senior leadership in order to achieve our long-term business and financial objectives.
•    In late 2023, our board of directors engaged Compensia, an outside executive compensation consultant, to review the comparator peer group they had previously assisted us in selecting and to confirm whether any modifications were necessary or advisable for Fiscal Year 2024. The peer group consisted of the following group of 17 publicly traded companies, with one company, GXO Logistics, being removed from the prior peer group due to the Company’s divestiture of the business that had competed with GXO Logistics.

Technology Distributors	Other Distributors	Broader Tech Ecosystem
•Arrow Electronics, Inc. •Avnet, Inc. •CDW •Insight Enterprises, Inc. •TD Synnex Corporation	•Archer-Daniels-Midland •Bunge •Cardinal Health •Cencora, Inc. •McKesson Corporation •Performance Food Group •Sysco •United Natural Foods •W.W. Grainger, Inc. •WESCO International, Inc.	•Best Buy •DXC Tech
•    Compensia was also engaged in late 2023 to benchmark NEO compensation against SEC filings of the peer group and the Radford Global Compensation Database including public and private U.S. companies with annual revenues between $12.5 billion and $50 billion.
•    The management analysis and compensation report prepared by Compensia examined the competitiveness of our executive compensation programs in total and by each element of compensation (base salary, annual incentives and long-term incentives). In doing so, the value of each NEO’s compensation elements was compared to median information available from the survey sources and defined comparator group. Benefits and perquisites were not included in the 2023 report as they represent a small portion of our NEOs’ total remuneration.
2.    Importance of Internal Pay Equity. Balancing competitiveness with internal equity helps support management development and movement of talent worldwide throughout the Company. Differences in actual compensation among associates in similar positions will reflect individual performance, future potential and business results. This effort also helps us promote talented leaders to positions with increased responsibilities and provides meaningful developmental opportunities.
3.    Pay-for-Performance. We emphasize pay-for-performance, as indicated above under “Focus on Long-Term Value Creation.” With the introduction of the Participation Plan awards in 2021, we ceased granting new awards to the NEOs under the then-existing cash-based long-term incentive programs. At the time Fiscal Year 2024 compensation decisions were made, new performance-based compensation awards were limited to the EIP for Fiscal Year 2024 and constituted 71% of our CEO’s total target annual cash compensation and 46% to 55% of each of our other NEO’s 2024 total target annual cash compensation, excluding Mr. Monié who was not eligible for the EIP for Fiscal Year 2024. This performance-based compensation did not include the potential value of units granted under the terminated Participation Plan in 2021 or the RSUs and PSUs granted to our NEOs in connection with the IPO. The valuation of the RSUs and PSUs granted in connection with the IPO in October 2024 is explained in further detail later in this “Compensation Discussion and Analysis.”

What is Rewarded
Executive compensation is designed to reward achievement of targeted financial results and individual performance. Our performance metrics are generally based on financial results, excluding restructuring charges, integration and transition costs directly related to acquisitions and implementation of cost-reduction programs and the impacts of any unplanned acquisitions. These metrics are regularly used by our management internally to understand, manage and evaluate our business and make operating decisions. The following table defines each performance metric used in 2024 as an executive incentive measure and states why the metric was selected and the compensation programs which use that metric. The Compensation Committee will identify, review, and approve the financial metrics to be used in the future for each of our performance-based components of compensation.

Metric	Definition	Why Selected	Pay Programs
Non-GAAP EBITDAR
Non-GAAP foreign exchange neutral (FXN) earnings before interest, taxes, depreciation, amortization and restructuring or other similar costs as defined by management and approved by the board of directors.
		Performance metrics align the long-term goals of our executives with those of our owners to increase value.	Annual Executive Incentive Program
Multiple of Invested Capital (“MOIC”)	MOIC measures the total of the return on invested capital achieved by Platinum relative to the total of all capital or other contributions made by Platinum upon a “Qualifying Event”.	Ties NEO long-term incentive compensation to the achievement of certain returns for Platinum, incentivizing shareholder value creation.	PSUs under the 2024 Plan Terminated Participation Plan Awards
Individual performance is assessed via the Performance Management Process (“PMP”)	PMP is designed to establish specific objectives for associates related to overall company goals and help them understand their role in meeting these objectives. Objectives are established for specific initiatives, major responsibilities key to their position, critical competencies and individual developmental requirements.	PMP is an effective tool in assessing performance against individual goals. Once our objectives are established, salaried associates (including NEOs) set individual objectives aligned with our strategic direction. At year end, salaried associate performance is assessed against established goals and executive competencies and behaviors.	Base Salary Annual Executive Incentive Program
Exclusion of any items from the calculation of any of these measures must be preapproved by the board of directors.
Elements of Compensation
The elements of NEO compensation (other than with respect to Mr. Monié) are annual base salary, annual bonus, equity-based long-term incentive awards (granted in connection with the IPO), Participation Plan grants (granted in 2021 and canceled prior to the IPO), and benefits. The mix and proportion of these elements to total compensation are benchmarked annually against the survey and peer group data for each NEO. The CEO, following consultation with outside executive compensation advisors and with approval from the board of directors, may make changes to the mix or relative weighting of each compensation element after taking into consideration the impact a change in one element may have on other elements and total compensation. A summary of each element of compensation and how the amount and formula are determined is presented below.

 Base Salary
Each NEO’s salary is reviewed on an annual basis to ensure that the base salaries of our NEOs are externally competitive, reflect individual performance and are internally equitable relative to our other executives. The Compensation Committee is expected to request, and prior to the IPO, the board of directors requested, that the Company engage an outside compensation consultant to review all components of pay for the NEOs each year and to compare each NEO’s pay to the pay of similar roles at our peer group companies. The CEO and EVP HR, along with the outside compensation consultant, review the report with the Compensation Committee (and prior to the IPO reviewed the report with the board of directors) along with each NEO’s scope of responsibilities within the organization, the CEO’s personal assessment of the NEO’s performance and overall contribution to the achievement of our short-term and long-term objectives, the NEO’s performance in relation to individual performance objectives established during the PMP, the NEO’s experience, pay history, current salary versus market information, internal equity considerations and our overall company performance in making any decisions or recommendations, as applicable, regarding any changes to base salaries of the NEOs. There is no set formula or weighting assigned to these factors. In March 2024, the board of directors reviewed compensation market data provided by Compensia, the current economic conditions, the Company’s financial performance, and individual performance in order to evaluate any appropriate base salary changes for the NEOs as well as other direct reports to the CEO. Based on the CEO’s recommendation, the board of directors decided to delay changes to components of compensation for the CEO as well as other NEOs until market conditions improved. No changes to NEO base salaries were subsequently made by the board of directors for Fiscal Year 2024.
Our CEO’s salary is determined by the board of directors based on a review of his overall performance, market data on competitive compensation levels for CEOs prepared by our outside compensation consultant, proxy information for direct competitors, as well as our overall performance. Like with our other NEOs, there is no set formula or weighting assigned to these factors. The board of directors approved no change to our CEO’s base salary in 2024.
The following chart shows the base salaries for 2024.

Name	2023 Base Salary (as of 12/30/23) ($)	2024 Base Salary (as of 12/28/24) ($)
Paul Bay	918,000	918,000
Michael Zilis	830,180	830,180
Scott Sherman	618,000	618,000
Augusto Aragone	618,000	618,000
Alain Monié (1)	200,000	—
(1)    On December 30, 2023, Mr. Monié’s annual base salary was reduced to $200,000 under the terms of the “Third Amended and Restated Monié Transition Agreement,” as described under “Mr. Monié Transition Agreement” below. His annual base salary remained at this level until his retirement on October 24, 2024.
2024 Annual Executive Incentive Program (EIP)
We set financial performance targets under the EIP each year with the primary objective of aligning executive compensation with total company performance. For 2024, each NEO (other than Mr. Monié) had a cash incentive target, as a percentage of base salary, that was approved by the board of directors, as set forth in the table below. The percentage approximates the median market practice of comparable positions based on the data from our comparator peer group (see “Design Principles” above).

	Target EIP as % of Annual Base Salary	Target MBO as % of Annual Base Salary	Total Target Annual Incentive as % of Annual Base Salary
	2024	2024	2024
Paul Bay	200%	40%	240%
Michael Zilis	100%	20%	120%
Scott Sherman	70%	14%	84%
Augusto Aragone	70%	14%	84%
Alain Monié (1)	—%	—%	—%
(1)    In connection with his appointment to Executive Chairman on January 1, 2022, Mr. Monié agreed that he would no longer be eligible for the EIP or MBO program.

The CEO, in consultation with the CFO, recommended to the board of directors that non-GAAP EBITDAR be utilized to determine the level of funding of the EIP Pool for Fiscal Year 2024 under the EIP. The board of directors approved the selected metric and the specific non-GAAP EBITDAR values to fund the EIP Pool at threshold, target and maximum (with straight line interpolation for performance between threshold and target, and between target and maximum performance) as shown below. Awards to our CEO, other NEOs, and other EIP-eligible executives would be paid from the EIP Pool only upon achievement of actual non-GAAP EBITDAR equal to at least 85% of the expected non-GAAP EBITDAR set forth in the Fiscal Year 2024 annual operating plan (the “2024 AOP”), with threshold funding at 50% of target upon achievement of such threshold non-GAAP EBITDAR performance. The EIP Pool would fund at target if the company were to achieve the target non-GAAP EBITDAR of $1,410.0 million set forth in the 2024 AOP. Maximum funding of the EIP Pool (at 200%) would be achieved if actual non-GAAP EBITDAR were to exceed the 2024 AOP’s non-GAAP EBITDAR target by 25%.
The MBO component of the annual incentive was capped at the target percentage and the subjective achievement between 0% and 100% was based on individual performance against pre-established personal objectives and the CEO’s discretion for the NEOs other than for himself, and discretion of the Compensation Committee for the CEO. The actual non-GAAP EBITDAR for Fiscal Year 2024 was $1,300.8 million, which resulted in 74.19% funding of the EIP Pool for the EIP in 2024.
2024 Achievement Against Established Financial Targets

Funding Percentage (1)
Operating Objective	Minimum (50% funding)	Target (100% funding)	Maximum (200%) funding	Actual (74.19%) funding
Non-GAAP EBITDAR (in millions)	$ 1,198.5	$ 1,410.0	$ 1,762.5	$ 1,300.8
(1)    Performance achievement between the specified levels was interpolated on a straight-line basis; provided that the funding percentage was zero if actual performance was below 85% of target and was capped at 200% if actual performance was equal to or greater than 125% of target.
The CEO reviewed additional financial performance against pre-established factors (although none are assessed on a formulaic basis), such as completion of the IPO, as well as the NEO’s individual performance against pre-established personal objectives, that were subjective in nature, to determine each NEO’s share of the established EIP Pool. Individual payments are capped at 200% of their target incentive and may be zero in the event that threshold performance objectives are not achieved.
The Compensation Committee reviewed and approved the CEO’s individual performance against pre-established objectives to determine his share of the EIP Pool. Following the CEO’s recommendation, the Compensation Committee also approved award payments for each of the other NEOs, other than Mr. Monié. Although the global EIP Pool was funded at 74.19% of the target amount, following the recommendation of the CEO, CFO, and EVP HR, the Compensation Committee reduced the actual target payout to NEOs to 72% to allow for a greater allocation of the global pool to certain geographic regions. The applicable awards approved under the EIP for Fiscal Year 2024 are as follows:

	Target EIP + MBO Award ($)	EIP Achievement %	Individual MBO Achievement (0-100%)	Actual EIP + MBO Award ($)
Paul Bay(1)	2,203,200	72%	95%	1,670,760
Michael Zilis(2)	996,216	72%	96%	757,125
Scott Sherman(2)	519,120	72%	96%	394,532
Augusto Aragone (2)	519,120	72%	96%	394,532
(1)    Mr. Bay’s EIP payment for Fiscal Year 2024 took into consideration our overall financial performance, the significant contributions to our growth including the completion of the IPO, and his execution on the following strategic objectives: the launch and development of Xvantage in key countries, the integration of multiple channel sales organizations into a single unified channel team in each market, and other organizational improvement initiatives.
(2)    The EIP payments for Fiscal Year 2024 to Mr. Zilis, Mr. Sherman, and Mr. Aragone took into consideration our overall financial performance, each such officer’s significant contributions to our performance including the completion of the IPO, support of channel integration, Xvantage development, and other organizational improvement initiatives.

RSU and PSU Grants Under the 2024 Stock Incentive Plan
In connection with the IPO, the board of directors adopted, and our stockholders approved, the 2024 Plan. The purpose of the 2024 Plan is to assist the Company in attracting, retaining, motivating, and rewarding certain employees, officers, and directors of the Company and its affiliates and promoting the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders.
In connection with the IPO, the board of directors made RSU and PSU awards to the NEOs under the 2024 Plan. These RSU and PSU awards were intended to incentivize the NEOs to achieve performance goals identical to those under which they would have received payouts under the Participation Plan, if it had not been canceled.
•    RSUs: A grant of RSUs was made to each of the NEOs, with the exception of Mr. Monié, on October 23, 2024. A portion of the RSUs granted to our NEOs (approximately 60% of the total number of shares subject to the RSU award) vested on the first trading day of our common stock on the New York Stock Exchange and the remaining RSUs will vest over a three (3) year period subject to the executive’s continuous service with us, or, if earlier, upon a “qualifying event,” whereby the MOIC (as defined above, the return on invested capital achieved by Platinum as compared with the total of all capital or other contributions made by Platinum) is two and one-half times.
•    PSUs: A grant of PSUs was made to each of the NEOs, with the exception of Mr. Monié, on October 23, 2024. One-half of the PSUs will vest upon a “qualifying event,” whereby the MOIC is two times, and the remaining one-half will vest upon a “qualifying event” whereby the MOIC is two and one-half times, in each case, except in certain circumstances as specified in the award agreement, subject to the executive’s continuous service with us through such qualifying event. For purposes of the PSUs and the applicable RSUs, a “qualifying event” means either: (1) a “Qualifying Sale Event,” which is generally defined as a sale of (a) some or all of the stock of the Company by Platinum, including in connection with an IPO (but excluding a sale of stock by the Company), or (b) all or substantially all of the assets of the Company, the proceeds of which sale are distributed to our stockholders (including Platinum) in a Qualifying Distribution Event (as defined below), and (2) a “Qualifying Distribution Event,” which is generally defined as a cash dividend to our stockholders.
•    Timing of Grants: The Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information and the Company does not time the release of material nonpublic information based on equity award grant dates, vesting events, or sale events. Other than the RSUs and PSUs, no equity awards were granted to our NEOs during Fiscal Year 2024. Consequently, the Company does not have a policy or practice regarding the timing of stock option grants.
Separately, in accordance with his transition agreement, Mr. Monié received a grant of RSUs on October 23, 2024, as described in additional detail in the footnotes to the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” below.
One-Time Cash Award
In February 2025, the Compensation Committee approved the award of a one-time cash bonus to each of our executive officers in recognition of their efforts in fiscal year 2024 related to the successful completion of the IPO. The cash bonus will be effective as of March 3, 2025, and paid no later than April 2025, subject to each executive officer’s execution of an agreement that requires repayment of the bonus in the event of a voluntary termination of employment or termination by the Company for cause, on or prior to March 3, 2026, the one-year anniversary of the effective date of the award. The amounts of the bonuses are reflected in the “Summary Compensation Table” below.
Benefits
We do not use benefit programs or perquisites as a primary compensatory element or as an enhancement to executive officer compensation. In general, our executive officers participate in our broad-based health and welfare, life insurance, disability and retirement programs on the same basis as our management associates. In addition, in 2024, the costs associated with NEOs’ spouses’ travel and required attendance at certain business events were covered by the Company and disclosed where required in the Summary Compensation Table.
We offer participation in the Ingram Micro 401(k) Plan (the “401(k) Plan”) with Company matching contributions as the only qualified retirement program in the United States. In addition, we offer certain U.S. highly compensated associates, including each of the NEOs, an opportunity to participate on a voluntary basis in our Supplemental Investment Savings Plan (the “Supplemental Plan”), a nonqualified deferred compensation arrangement. In general, the Supplemental Plan operates to restore 401(k) Plan benefits, including Company matching contributions, which were reduced or limited by the Internal Revenue Code of 1986, as amended (the “Code”). Participants in both the 401(k) Plan and the Supplemental Plan may elect to defer a total of up to 50% of their base salary and annual bonus. In 2024, our matching contribution was equal to 50% of the first 5% of eligible compensation deferred under the 401(k) Plan and the Supplemental Plan.

Mr. Monié Transition Agreement
In connection with the transition of Mr. Monié from CEO of Ingram Micro to Executive Chairman of Ingram Micro as of January 1, 2022, and his expected retirement following the completion of an initial public offering or certain similar transactions, Mr. Monié and Ingram Micro entered into a transition agreement which was thereafter amended and restated three times, as described below.
The agreement, entered into on October 2, 2021 (the “Original Monié Transition Agreement”), generally set forth the terms and conditions of his transition and retirement. The agreement was later amended three times, on June 24, 2022, June 30, 2023, and on December 20, 2023 (as most recently amended, the “Third Amended and Restated Monié Transition Agreement”). Under the terms of the Original Monié Transition Agreement, as subsequently amended and restated, while employed as Executive Chairman, Mr. Monié would continue to receive a base salary ($200,000 in 2024) and the same benefits as he received as CEO, provided that following his transition he (i) would no longer be eligible to receive any payments under our EIP and MBO programs or any other cash incentive programs of the Company in respect of any calendar year after 2021, and (ii) waived any rights under the CIC Plan (as defined below). The Third Amended and Restated Monié Transition Agreement provided that Mr. Monié’s expected retirement date would be December 31, 2024, or, if earlier, on the day after the grant date of a grant of vested shares of common stock of Ingram Micro, its parent entity or its successor having a value equal to approximately $2,000,000, in the event an initial public offering or similar transaction were to occur prior to Mr. Monié’s retirement date.
In accordance with the terms of the Third Amended and Restated Monié Transition Agreement, Mr. Monié retired as an executive officer and employee of the Company effective October 24, 2024, in connection with the IPO. Any payments made to Mr. Monié pursuant to the Original Monié Transition Agreement, the Amended and Restated Monié Transition Agreement, the Second Amended and Restated Monié Transition Agreement, and the Third Amended and Restated Monié Transition Agreement during Fiscal Year 2023 or Fiscal Year 2024 are included in the Summary Compensation Table for the applicable year.
Compensation Recovery Policies
In connection with the IPO, we adopted the Policy for the Recovery of Erroneously Award Compensation (the “Required Clawback Policy”), a policy intended to comply with the applicable SEC and NYSE rules relating to the recoupment of incentive compensation. The Required Clawback Policy describes the circumstances in which current and former executive officers of the Company will be required to repay or return to the Company erroneously awarded compensation. In general, as provided in the policy, such circumstances include an accounting restatement that results in an executive officer having received more incentive compensation during the three completed fiscal years preceding the date of the accounting restatement than would have been received had such compensation been determined based on the restated amounts.
In addition to the Required Clawback Policy, we continue to maintain the Compensation Recovery Policy (the “Discretionary Clawback Policy”), last revised in 2017, that is applicable to our NEOs as well as other key executives (each, a “Covered Employee”). The Discretionary Clawback Policy authorizes the board of directors, in its sole discretion, to recover incentive compensation earned and received or realized in the 36 months preceding the date that a “recoverable event” (as defined in the policy to include a Covered Employee’s engagement in certain conduct that is detrimental to us or the calculation, grant, vesting and/or payment of any incentive compensation that is based on materially inaccurate financial results or performance metric criteria) is determined to have occurred.
The board of directors believes that it is in the best interests of the Company and its stockholders to maintain the Discretionary Clawback Policy in addition to the Required Clawback Policy.
Change in Control and Termination of Employment Arrangements
Change in Control Plan
We maintain an Executive Change in Control Severance Plan (“CIC Plan”). We have determined that this plan will assist us in motivating and retaining our key executives. The CIC Plan, which provides “double-trigger” severance benefits, endeavors to continue providing our eligible officers with reasonable financial security in their employment and position with us, without distraction from uncertainties regarding their employment created by the possibility of a potential or actual change in control. Each of our CEO and the other NEOs (excluding Mr. Monié) participates in the CIC Plan.
In the event the participant’s employment is terminated by us without “cause” or by the participant for “good reason,” (each, as defined in the CIC Plan) in each case within six months prior to or 24 months following our change in control, subject to the participant’s execution of a release and restrictive covenant agreement satisfactory to us, the CIC Plan provides for certain severance benefits. Specifically, the participant will be eligible for the following: a lump-sum cash payment of a specified multiple (2.5 times for our CEO and 2.0 times for all other participants) multiplied by the sum of the participant’s base salary and target annual bonus; a prorated target annual bonus for the year in which the qualifying termination occurs; immediate vesting and payment of outstanding time-based long-term incentive awards, with outstanding performance-based long-term incentive awards vesting at the target value; a lump-sum payment equal to the annualized cost of the premiums required for the continuation of employer-sponsored medical, dental and vision insurance benefits for 12 months; and outplacement benefits of up to $50,000.

A summary of the terms and conditions of the CIC Plan, including a detailed description of the severance benefits and estimated values of these benefits, is set forth under “Potential Payments Upon Termination or Change in Control” below. The CIC Plan does not provide for any tax gross-up to participants.
For the avoidance of doubt, Platinum’s sale of shares in the IPO or in subsequent public securities offerings is not expected to qualify as a change in control, for purposes of the CIC Plan.
Executive Officer Severance Policy
We also maintain an Executive Officer Severance Policy (the “Severance Policy”), which applies to our CEO and certain other executive officers elected by the board of directors (which includes all of the NEOs other than Mr. Monié) and which endeavors to continue providing our eligible officers with reasonable financial security in their employment and position with us, without distraction from uncertainties regarding their employment created by the possibility of a termination of employment without “cause.” Under the terms of the Severance Policy, eligible executive officers are entitled to severance benefits if their employment is terminated by us without “cause” (as defined in the Severance Policy) outside of the change-in-control context and if certain other conditions are satisfied. In such cases, subject to the execution of a release and restrictive covenant agreement satisfactory to us, eligible executive officers will be entitled to the severance benefits described in “Potential Payments on Termination or Change in Control” below. Pursuant to the Severance Policy, if an executive officer receives any severance payments or other benefits under the Severance Policy and we subsequently determine that the executive officer had engaged in conduct which constituted “cause” for the termination of such executive officer’s employment by us, the executive officer is obligated to reimburse us for all payments and the value of all benefits received by the executive officer which would not have been received if the executive officer’s employment had been terminated by us for “cause,” including interest.
Management periodically reviews both the Severance Policy and the CIC Plan to ensure they are providing appropriate protections compared to the estimated costs. The Compensation Committee anticipates reviewing these policies in 2025.
Executive Officer Stock Ownership Requirements
We have adopted mandatory stock ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. The minimum number of shares of the Company’s common stock that the stock ownership guidelines require executive officers to hold is their then-current annualized base salary multiplied by five (5), in the case of the CEO, and by two (2) in the case of the other executive officers, divided by the fair market value of the Company’s common stock. For purposes of the stock ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the New York Stock Exchange (or such other applicable stock exchange on which the common stock may then be traded) for the most recent sixty-three (63) trading days ending with the determination date. During the period of time between an executive officer becoming subject to the stock ownership guidelines and his or her satisfaction of the then-applicable stock ownership requirement, such executive officer is required to retain 50% of the net shares resulting from the vesting of any equity incentive awards (with “net shares” deemed to be those shares that remain after the deduction of a fixed estimated tax rate of 50%). Each of the NEOs has met the stock ownership guidelines as of the date hereof.
Internal Revenue Code Section 162(m) Policy
Under Code Section 162(m), a publicly held corporation cannot take a federal income tax deduction for compensation exceeding $1 million per person in any taxable year for its chief executive officer, chief financial officer and other three most highly compensated executive officers (each, a “Covered Person”). In addition, once an individual becomes a Covered Person for any taxable year, that individual will remain a Covered Person for all future years, including following any termination of employment.
While our Compensation Committee will consider the anticipated tax treatment to us and our executive officers as one factor when reviewing our executive compensation and other compensation programs, the Compensation Committee will also look at other factors in making its decisions, as noted above, and retains full authority to approve compensation arrangements for our executive officers that are not fully deductible under Section 162(m) when it believes that other considerations outweigh the tax deductibility of the compensation.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based on this review and these discussions, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 28, 2024.
Jacob Kotzubei, Chair
Leslie Heisz
Bryan Kelln
Mary Ann Sigler
Sharon Wienbar

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table sets forth information concerning the total compensation earned or paid to our NEOs for services rendered to us during Fiscal Year 2023 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Paul Bay	2024	918,000	900,000	13,929,018	1,670,760	45,225	17,463,003
Chief Executive Officer	2023	913,562	—	—	2,099,914	39,267	3,052,743
Michael Zilis	2024	830,180	168,750	10,454,302	757,125	25,468	12,235,825
Chief Financial Officer	2023	824,218	—	—	942,329	39,519	1,806,065
Scott Sherman	2024	618,000	112,500	7,542,780	394,532	20,123	8,687,935
Executive Vice President, Human Resources	2023	613,562	—	—	491,040	20,838	1,125,440
Augusto Aragone	2024	618,000	112,500	6,788,479	394,532	20,747	7,934,258
Executive Vice President, Secretary & General Counsel	2023	613,562	—	—	491,040	21,271	1,125,873
Alain Monié (1)	2024	189,615	—	2,184,996	—	2,548	2,377,159
Former Executive Chairman	2023	811,500	—	1,800,000	—	20,779	2,632,279
(1)Mr. Monié, who retired as an executive officer and employee of the Company effective October 24, 2024, in connection with the IPO, thereafter began receiving compensation as a non-employee director. In accordance with Item 402(c) of Regulation S-K, this table includes compensation received by Mr. Monié during Fiscal Year 2024 as a non-employee director, in addition to the compensation he received during Fiscal Year 2024 as an employee of the Company. The “Salary” amount for Fiscal Year 2024 includes retainer fees of $25,000 which Mr. Monié received as a non-employee director following his retirement. The “Stock Awards” amount for Fiscal Year 2024 includes the grant date fair value of 90,909 RSUs, which Mr. Monié received in connection with the IPO pursuant to his transition agreement, and 8,409 RSUs which he received as a non-employee director at the time of the IPO, as described in footnotes 4 and 5 of the “Grants of Plan-Based Awards Table” below.
(2)This column represents one-time cash bonuses made in recognition of the executive officers’ efforts related to the successful completion of the IPO. Payment of the cash bonus is subject to each executive officer’s execution of an agreement that requires repayment of the bonus in the event of a voluntary termination of employment or termination by the Company for cause, on or prior to March 3, 2026.
(3)The amounts in the Stock Awards column reflect the aggregate grant date fair values, calculated in accordance with FASB ASC 718, of PSUs and RSUs granted on October 23, 2024, without regard to estimated forfeiture rates. Awards granted during Fiscal Year 2024 include RSUs, which are subject to time-based vesting conditions, and for all NEOs except Mr. Mr. Monié, PSUs, which are subject to time-based and market-based vesting conditions. For RSUs, the grant date fair value is calculated by multiplying the Company’s stock price on the date of grant by the number of shares underlying the RSU award. For PSUs, the grant date fair value is calculated assuming the probable outcome of the market conditions on the date of grant (which is also the highest level of performance) and using a Monte Carlo simulation model. For additional information regarding the valuation assumptions and methodology used to determine such amounts, please see Note 2, “Significant Accounting Policies,” and Note 10, “Employee Awards,” to our audited consolidated financial statements.
(4)    This column represents the payment of the EIP for the applicable fiscal year (including the MBO portion).

(5)    The amounts in this column for Fiscal Year 2024 are itemized in the following “All Other Compensation Table – Fiscal Year 2024”:
All Other Compensation Table – Fiscal Year 2024

	Employer Contributions to the 401(k) Plan ($)	Employer Contributions to the Supplemental Plan ($)	Other ($) (A)	Total (as disclosed in the All Other Compensation column) ($)
Paul Bay	8,625	17,389	19,211	45,225
Michael Zilis	8,625	16,843	—	25,468
Scott Sherman	8,625	11,498	—	20,123
Augusto Aragone	8,625	12,122	—	20,747
Alain Monié	2,548	—	—	2,548
(A)    Represents executive perquisites and benefits exceeding $10,000 in the aggregate, which for Mr. Bay consisted of (i) the incremental cost to the company of the executive’s spouse’s travel to and required attendance at business events ($16,161), (ii) an executive physical examination ($2,700), and (iii) long-term disability insurance premiums ($350).
Grants of Plan-Based Awards Table
The following table summarizes all plan-based awards granted to the NEOs during Fiscal Year 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock Or Units (#)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Paul Bay		918,000	2,203,200	4,039,200
	10/23/2024				176,674	—	353,349		6,155,340
	10/23/2024(3)							353,349	7,773,678
Michael Zilis		415,090	996,216	1,826,396
	10/23/2024				132,601	—	265,203		4,619,836
	10/23/2024(3)							265,203	5,834,466
Scott Sherman		216,300	519,120	951,720
	10/23/2024				95,672	—	191,344		3,333,212
	10/23/2024(3)							191,344	4,209,568
Augusto Aragone		216,300	519,120	951,720
	10/23/2024				86,104	—	172,209		2,999,881
	10/23/2024(3)							172,209	3,788,598
Alain Monié	10/23/2024(4)							90,909	1,999,998
	10/23/2024(5)							8,409	184,998
(1)Represents incentive awards under the EIP for Fiscal Year 2024. The actual 2024 incentive awards earned by Mr. Bay, Mr. Zilis, Mr. Sherman, and Mr. Aragone are disclosed in the “Summary Compensation Table” under the “Non-Equity Incentive Plan Compensation” column. See the discussion above under “Compensation Discussion and Analysis—Elements of Compensation—2024 Annual Executive Incentive Program.”

(2)Represents the PSUs granted under the 2024 Plan on October 23, 2024. Since 50% of the award vests upon achievement of one metric and the remainder vests if the other metric is met or exceeded, there are no units listed under the “target” column. The average grant date fair value for these awards, calculated in accordance with FASB ASC 718, is $17.42 per unit. The PSUs will vest upon the achievement of specified returns on invested capital by Platinum, as set forth in footnote 3 of the “Outstanding Equity Awards at Fiscal Year End Table” below.
(3)Represents RSUs granted under the 2024 Plan on October 23, 2024, with a grant date fair value, calculated in accordance with FASB ASC 718, of $22.00 per unit. A portion of the RSUs vested on the first trading day of our common stock on the New York Stock Exchange (Mr. Bay: 212,009 shares; Mr. Zilis: 159,121 shares; Mr. Sherman: 114,806 shares; Mr. Aragone: 103,325 shares). The remaining RSUs will vest over a three (3) year period (or, if earlier, upon the achievement of specified returns on invested capital by Platinum), as set forth in footnote 2 of the “Outstanding Equity Awards at Fiscal Year End Table” below.
(4)Represents RSUs granted to Mr. Monié, pursuant to his transition agreement, under the 2024 Plan on October 23, 2024, with a grant date fair value, calculated in accordance with FASB ASC 718, of $22.00 per unit. These RSUs vested in full on the first trading day of our common stock on the New York Stock Exchange.
(5)Represents RSUs granted to Mr. Monié as a non-employee director under the 2024 Plan on October 23, 2024, with a grant date fair value, calculated in accordance with FASB ASC 718, of $22.00 per unit. The RSUs will vest in full on October 23, 2025, the first anniversary of the grant date.
Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan Based Awards Table
The material terms of the agreements and arrangements relating to the information disclosed in the Summary Compensation table and the Grant of Plan Based Awards table are included in our Compensation Discussion and Analysis above.
Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the outstanding unvested equity awards held by the NEOs as of the end of Fiscal Year 2024.

		Stock Awards
Name		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Paul Bay	(2)	141,340	2,768,851
	(3)			176,674	3,461,044
Michael Zilis	(2)	106,082	2,078,146
	(3)			132,601	2,597,654
Scott Sherman	(2)	76,538	1,499,379
	(3)			95,672	1,874,214
Augusto Aragone	(2)	68,884	1,349,438
	(3)			86,104	1,686,777
Alain Monié	(4)	8,409	164,732
(1)All values are based on a price $19.59 per share, which was the closing sale price of the Company’s common stock on the New York Stock Exchange on December 27, 2024, the last trading day of Fiscal Year 2024.
(2)Represents shares issuable under an RSU award granted on October 23, 2024, under the 2024 Plan. The RSU award vests in three equal installments on each anniversary of the grant date through October 23, 2027, subject to accelerated vesting in the event that the return on invested capital achieved by Platinum is two and one-half times the total of all capital or other contributions made by Platinum, as described further above in “Compensation Discussion and Analysis—RSU and PSU Grants Under the 2024 Stock Incentive Plan.”

(3)Represents shares issuable under a PSU award granted on October 23, 2024, under the 2024 Plan, assuming achievement at the “threshold” level of performance. As described above in “Compensation Discussion and Analysis—RSU and PSU Grants Under the 2024 Stock Incentive Plan,” 50% of the PSU award will vest in the event that the return on invested capital achieved by Platinum is two times the total of all capital or other contributions made by Platinum and the remainder of the PSU award will vest in the event that the return on invested capital achieved by Platinum is two and one-half times the total of all capital or other contributions made by Platinum.
(4)Represents shares issuable under an RSU award granted on October 23, 2024, under the 2024 Plan. The RSU award vests in full on October 23, 2025, the first anniversary of the grant date.
Stock Vested Table
The following table summarizes the NEOs’ stock award vesting activity during Fiscal Year 2024.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)	Market Value Realized on Vesting ($) (1)
Paul Bay	212,009	4,664,198
Michael Zilis	159,121	3,500,662
Scott Sherman	114,806	2,525,732
Augusto Aragone	103,325	2,273,150
Alain Monié	90,909	1,999,998
(1)Each of these units vested in full on the first trading day of our common stock on the New York Stock Exchange. The value realized upon vesting is determined by multiplying the number of shares underlying the stock awards that vested by $22.00, the IPO price.
Nonqualified Deferred Compensation Table
The following table provides information relating to nonqualified deferred compensation balances and contributions by the NEOs for the period indicated.

Name	Name of Plan	Executive Contributions in Fiscal Year 2024 ($)	Registrant Contributions in Fiscal Year 2024 ($) (1)	Aggregate Earnings in Fiscal Year 2024 ($)	Aggregate Withdrawals/ Distributions in Fiscal Year 2024 ($)(2)	Aggregate Balance at End of Fiscal Year 2024 ($)
Paul Bay	Supplemental Plan	196,796	17,389	612,491	—	3,524,784
Michael Zilis	Supplemental Plan	720,219	16,843	923,363	—	7,860,409
Scott Sherman	Supplemental Plan	30,900	11,498	40,147	61,653	265,393
Augusto Aragone	Supplemental Plan	246,360	12,122	153,164	1,413	1,777,508
Alain Monié	Supplemental Plan	—	—	1,728,403	—	13,453,032

(1)    Executive officers who are paid on the U.S. payroll may voluntarily participate in the Supplemental Plan. The Supplemental Plan, in general, allows executives to reduce their taxable compensation in the year earned and operates to restore 401(k) Plan benefits, including Company matching contributions, which were reduced or limited by the Code. Under the terms of the Supplemental Plan, participants may elect to defer up to a combined 50% of their base salary and annual bonus between the Supplemental Plan and the 401(k) Plan. In conformance with Section 409A of the Code, deferral and distribution elections are made by each participant prior to the beginning of each calendar year for deferrals from base salary earned and paid during such calendar year and deferrals from bonus amounts earned during such calendar year but paid in the following calendar year. Executive contributions for 2024 include deferrals from base salary in respect of Fiscal Year 2024 (reported in the Salary column of the Summary Compensation Table) and may also include bonus amounts earned in 2023 but paid in 2024 (reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for Fiscal Year 2023). We typically provide an employer match on behalf of the participants who make Supplemental Plan deferrals for the applicable year and remain employed through the last day of the year to restore the company match the Code limits in the 401(k) Plan. For the 2024 plan year, we made an employer match in the first quarter of 2025 equal to 50% of the deferrals up to 5% of eligible compensation, reduced by the 2024 employer matching contributions to the 401(k) Plan (such amounts reported in the “All Other Compensation” column of the Summary Compensation Table). Participants have earnings or losses credited to their Supplemental Plan account as a result of their selection from the various investment options available to them in this plan. Participants may redirect their investment in the various investment fund options on a daily basis. Account balances are disbursed to participants upon their termination of employment or such other fixed date as elected by the participant, based on the participant’s election prior to the year of deferral. Participants may elect to receive their account balance as a lump-sum cash payment or in installment payments over 5, 10, or 15 years. Executive contributions are not separately shown in the “Summary Compensation Table” but instead are deferrals from individuals’ salary and/or bonus amount shown in the “Summary Compensation Table.”
(2)    During 2024, under the Supplemental Plan, Mr. Sherman and Mr. Aragone received lump sum distributions as noted in the table based on their initial deferral elections which provided for an in-service distribution.
Potential Payments Upon Termination or Change in Control
We maintain incentive programs, including award agreements, the Severance Policy and the CIC Plan which require that we provide payments and benefits to the NEOs (other than Mr. Monié) in the event of a qualifying termination of employment and/or a change in control.
The chart below describes the termination provisions of each incentive program and the award agreements, as well as any payments and benefits under the Severance Policy and the CIC Plan assuming the last date of employment for the NEO was the last business day of our fiscal year, December 28, 2024 (and therefore the cash incentive award would be considered “earned”) and/or that the change in control occurred on December 28, 2024, as applicable.

	Short-Term Incentive — Cash (1)	2024 Plan and Outstanding RSU and PSU Grants (2)	Severance Pay and Benefits (Under Severance Policy or CIC Plan) (3)
Change in Control (“CIC”) (No Termination)	None	A CIC is a “Qualifying Event” under the terms of the IPO grant. Outstanding RSUs will become fully vested. Outstanding PSUs will vest, if at all, according to the performance valuation calculation. All PSUs that do not vest upon a CIC are forfeited upon the occurrence of a CIC.	None

	Short-Term Incentive — Cash (1)	2024 Plan and Outstanding RSU and PSU Grants (2)	Severance Pay and Benefits (Under Severance Policy or CIC Plan) (3)
Qualifying Termination in Connection with a CIC	None; see treatment under Severance Pay and Benefits (Under Severance Policy or CIC Plan) column.	None; see treatment under CIC row above.	We will pay or provide (A) a lump sum payment equal to 2.5 times for the CEO (or 2 times for the other NEOs and EVPs (except Mr. Monié): the sum of (i) the participant’s annual base salary and (ii) target annual bonus, (B) a lump sum payment equal to the prorated target annual bonus for the year of termination, (C) a lump sum payment equal to 12 months of 100% of the premium costs for employer- sponsored medical, dental and vision insurance benefits in effect on the date of termination, and (D) participation in an outplacement program until the earlier of (i) the end of the year following the year of termination and (ii) the participant’s subsequent full-time employment, subject to a maximum cost of $50,000.
Termination for Cause	None	None	None
Voluntary Termination	Any earned payment based on actual 2024 performance under the terms of the EIP.	RSUs and PSUs that have matured and met any required performance conditions on or prior to the termination date will vest. All unvested RSUs and PSUs will automatically be forfeited.	None
Involuntary “Not for Cause” Termination (not under CIC)	None; see treatment under Severance Pay and Benefits (Under Severance Policy or CIC Plan) column.	RSUs and PSUs remain outstanding for a 6 month period following such termination and eligible to vest if a “Qualifying Event” occurs during such period during which the applicable performance metrics are achieved.	We will pay or provide (A) a lump sum payment equal to the prorated annual bonus for the year of termination based on actual company performance, (B) a lump sum payment equal to the sum of the participant’s monthly annual base salary and target monthly bonus in effect on the termination date multiplied by total number of years of continuous service (with a minimum of 12 and capped at 24 for the CEO and 18 for all other NEOs), (C) a lump sum payment equal to total number of years of continuous service (with a minimum of 12 months and capped at 18 months) of 100% of the premium costs for employer- sponsored medical, dental and vision insurance benefits in effect on the termination date, and (D) participation in an outplacement program until the earlier of the participant’s subsequent full-time employment or 12 months following the termination date, subject to a maximum cost of $20,000.

	Short-Term Incentive — Cash (1)	2024 Plan and Outstanding RSU and PSU Grants (2)	Severance Pay and Benefits (Under Severance Policy or CIC Plan) (3)
Death or Disability	Any earned payment based on actual 2024 performance under the terms of the EIP.	RSUs will immediately vest. RSUs and PSUs remain outstanding for a 6-month period following such termination and eligible to vest if a “Qualifying Event” occurs during such period during which the applicable performance metrics are achieved.	None
Voluntary Termination for Good Reason (not under CIC)	Any earned payment based on actual 2024 performance under the terms of the EIP.	RSUs and PSUs remain outstanding for a 6-month period following such termination and eligible to vest if a “Qualifying Event” occurs during such period during which the applicable performance metrics are achieved.	None
(1)    Payment to be calculated and paid on the same basis and at the same time as the annual bonus payments to actively employed executives under the EIP. Our EIP generally provides that if a participant remains employed through the last date of the program year (which ended on December 27, 2024, the business day preceding the last day of our Fiscal Year 2024) and experiences a termination of employment following the expiration of the program year but before the payment date of the bonus for such period, other than in the event of a termination of employment by the company for “cause,” the participant will remain eligible to receive the bonus for the completed program year based on actual performance. In addition, the NEOs are eligible for benefits under the Severance Policy and CIC Plan, as applicable, which likewise provide for the payment of prorated bonuses for the year in which termination occurs, as reflected in the table above. Both the Severance Policy and CIC Plan note that in no event will such policy or plan result in the duplication of payments or benefits provided to an NEO. Accordingly, the table above reflects that upon any termination “without cause,” the annual bonuses payable to our NEOs for the year in which such termination occurs would be paid pursuant to the terms of the Severance Policy or CIC Plan, as applicable.
(2)    Payments made under the 2024 Plan and respective RSU and PSU grant documents for the grants received in connection with our IPO related to a termination of employment are subject to the participant’s execution of a release of claims.
(3)    Severance benefits provided under the Severance Policy and the CIC Plan are subject to the participant’s execution of a release of claims and restrictive covenant agreement and are payable in a lump sum cash payment.
The following table summarizes the payments and benefits that would be made to the NEOs, with the exception of Mr. Monié, as of December 28, 2024, in the applicable circumstances noted in the table. For purposes of this analysis, we assumed:
a.    the last date of employment for the NEO is the last business day of our last fiscal year, December 28, 2024;
b.    annual base salary at termination is equal to the applicable NEO’s salary as of December 28, 2024; and
c.    annual target incentive at the time of the NEO’s termination of employment is equal to the NEO’s target incentive as of December 28, 2024.
Mr. Monié entered into a transition agreement, the material terms of which have been summarized above under “Compensation Discussion and Analysis —Mr. Monié Transition Agreement”. Mr. Monié’s employment terminated on October 24, 2024. With the exception of the RSU grant on October 23, 2024, as described in additional detail in the footnotes to the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table,” Mr. Monié was not eligible for any payments of compensation or benefits upon his termination of employment, pursuant to his transition agreement. As a result, he is not reflected in the table below. In addition, the vesting of one hundred percent of the RSUs that Mr. Monié received in connection with his appointment to our board of directors will accelerate if his engagement on our board of directors is terminated due to a death or disability or if there is a change in control, merger, or other transaction in connection with which the RSU is not assumed or substituted with an equivalent award by the successor. The value of the RSUs as of December 28, 2024, was equal to $164,732.

	Short-Term Incentive ($)(1)	Accelerated Equity-Based Awards ($)(2)	Severance Pay ($)	Health Premiums ($)	Outplacement ($)	Total ($)
Paul Bay
CIC (Without Termination)	—	2,768,851	—	—	—	2,768,851
CIC Termination	2,203,200	2,768,851	7,803,000	19,379	50,000	12,844,430
Voluntary Termination (with or without Good Reason)	1,670,760	—	—	—	—	1,670,760
Involuntary Not for Cause Termination	1,670,760	—	3,641,400	22,609	20,000	5,354,769
Death/Disability	1,670,760	2,768,851	—	—	—	4,439,611
Michael Zilis
CIC (Without Termination)	—	2,078,146	—	—	—	2,078,146
CIC Termination	996,216	2,078,146	3,652,792	15,786	50,000	6,792,940
Voluntary Termination (with or without Good Reason)	757,125	—	—	—	—	757,125
Involuntary Not for Cause Termination	757,125	—	2,739,594	23,678	20,000	3,540,397
Death/Disability	757,125	2,078,146	—	—	—	2,835,271
Scott Sherman
CIC (Without Termination)	—	1,499,379	—	—	—	1,499,379
CIC Termination	519,120	1,499,379	2,274,240	16,402	50,000	4,359,141
Voluntary Termination (with or without Good Reason)	394,532	—	—	—	—	394,532
Involuntary Not for Cause Termination	394,532	—	1,137,120	16,402	20,000	1,568,054
Death/Disability	394,532	1,499,379	—	—	—	1,893,911
Augusto Aragone
CIC (Without Termination)	—	1,349,438	—	—	—	1,349,438
CIC Termination	519,120	1,349,438	2,274,240	27,516	50,000	4,220,314
Voluntary Termination (with or without Good Reason)	394,532	—	—	—	—	394,532
Involuntary Not for Cause Termination	394,532	—	1,516,160	36,688	20,000	1,967,380
Death/Disability	394,532	1,349,438	—	—	—	1,743,970
(1)All scenarios show the actual EIP payment amounts for Fiscal Year 2024, except that CIC Terminations show the target EIP amounts calculated using each applicable participant’s annual base salary immediately preceding the date of termination.
(2)Represents the value of outstanding unvested RSUs that would accelerate and vest in the applicable scenario. PSUs granted pursuant to our 2024 Plan under the terms of the IPO grant agreement did not meet performance requirements to vest as of December 28, 2024, and therefore are presumed to be canceled by the Compensation Committee for no consideration in any of the applicable scenarios set forth in the table.
Director Compensation
Our board of directors sets the compensation for the Company’s non-employee directors. In connection with the IPO in October 2024, our board of directors approved a new non-employee director compensation policy that applies to all of our non-employee directors (other than any member of the board of directors affiliated with Platinum). This compensation policy provides that each such non-employee director receives the following compensation for service on our board of directors:
•    Annual cash retainer of $100,000 for each non-employee director, paid in quarterly installments;
•    Additional cash retainer for the Chair of the audit committee of $35,000 for service as chairperson of the audit committee, paid in quarterly installments;

•    An annual restricted stock unit award to be granted on the date of the Company’s annual meeting of stockholders with a grant date value of  $185,000, with all of the shares of our common stock subject to the award vesting on the earlier of either the date of the Company’s next annual meeting of stockholders or the one-year anniversary of the date of the grant.
We will also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending board and committee meetings or performing other services for us in their capacities as directors.
RSU Awards in Connection with IPO
In connection with the IPO and pursuant to the non-employee director compensation policy, each of our non-employee directors (other than any member of the board of directors affiliated with Platinum), including Mr. Monié (who retired from his employment as Executive Chairman and assumed the role of Non-Executive Chairperson of the board of directors in connection with the IPO), received a grant of 8,409 RSUs that vest on the first anniversary of the grant date. The grant was calculated based on a target grant value of $185,000 divided by $22.00, the IPO price, rounded down to the nearest whole number.
In addition, Ms. Alvaro received a one-time RSU grant (the “Sign-On Grant”), pursuant to an agreement entered into with the Company in May 2023, soon after her identification as a director nominee. Such agreement specified that details regarding director compensation and the terms of the nominee’s formal appointment to the board of directors would be provided at a later date. The agreement also provided that, subject to Ms. Alvaro’s future appointment to the board of directors, she would receive a Sign-On Grant with a fair market value equal to the product of (x) $10,000 times (y) the number of full months between May 1, 2023, and the IPO, that would vest on the six (6) month anniversary of the Delivery Date (as defined below). The Sign-On Grant was be delivered on the tenth business day following the IPO (the “Delivery Date”) in the form of 6,984 RSUs, which was calculated based on a target grant value of $170,000 divided by $24.34, the closing price of the Company’s stock price on the New York Stock Exchange on the Delivery Date, rounded down to the nearest whole number.
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for Fiscal Year 2024. The compensation paid to Mr. Monié, who retired as an employee of the Company in connection with the IPO, and thereafter began receiving compensation as a non-employee director, is included above in the “Summary Compensation Table,” as required by Item 402(c) of Regulation S-K.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Felicia Alvaro	33,750	354,989	388,739
Jakki Haussler	25,000	184,998	209,998
Leslie Heisz	25,000	184,998	209,998
Sharon Wienbar	25,000	184,998	209,998
(1)The non-employee directors listed in the table above held the following aggregate number of unvested RSUs as of the end of Fiscal Year 2024:

Name	Number of Shares Subject to Unvested RSUs (#)
Felicia Alvaro	15,393
Jakki Haussler	8,409
Leslie Heisz	8,409
Sharon Wienbar	8,409
(2)Represents 8,409 RSUs granted under the 2024 Plan on October 23, 2024, with a grant date fair value of $22.00 per unit. With respect to Ms. Alvaro, also represents 6,984 RSUs granted under the 2024 Plan on November 6, 2024, with a grant date fair value of $24.34 per unit.

Director Stock Ownership Requirements
We have adopted director stock ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the director stock ownership guidelines require non-employee directors (excluding any member of the board of directors affiliated with Platinum) to hold while serving in their capacity as directors is the director base compensation (currently $100,000) multiplied by five (5), divided by the fair market value of the Company’s common stock. For purposes of the director stock ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the New York Stock Exchange (or such other applicable stock exchange on which the common stock may then be traded) for the most recent sixty-three (63) trading days ending with the determination date. During the period of time between a non-employee director becoming subject to the stock ownership guidelines and his or her satisfaction of the then-applicable stock ownership requirement, such non-employee is required to retain 50% of the net shares resulting from the vesting of any equity incentive awards (with “net shares” deemed to be those shares that remain after the deduction of a fixed estimated tax rate of 50%). With the exception of Mr. Monié, none of our non-employee directors has met the stock ownership guidelines as of the date hereof.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the board of directors currently consists of, and at all times during Fiscal Year 2024 following the Compensation Committee’s creation in connection with the IPO consisted of, Mr. Kotzubei (Chair), Ms. Heisz, Mr. Kelln, Ms. Sigler, and Ms. Wienbar. No member of this committee was at any time during Fiscal Year 2024 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries, except for Ms. Sigler who ceased to serve as the President and Treasurer of the Company upon the completion of the IPO. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 25, 2025, information regarding beneficial ownership of our capital stock by the following individuals or entities:
•each person, entity or group of affiliated persons, known by us to beneficially own more than 5% of our voting securities;
•each of our NEOs (as defined above in Item 11, “Executive Compensation”);
•each of our directors; and
•all of our executive officers and directors as a group.
To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. As of February 25, 2025, there were 234,825,581 shares of the Company’s common stock outstanding.
Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Ingram Micro Holding Corporation, 3351 Michelson Drive, Suite 100, Irvine, CA 92612.

Beneficial owner	Number of Shares Beneficially Owned (2)	Percentage of Class
5% Stockholders:
Investment vehicles affiliated with Platinum Equity, LLC (1) . . . . . . . .	210,952,854	89.8%
Named Executive Officers and Directors:
Felicia Alvaro . . . . . . . . . . .	—	(*)
Augusto Aragone . . . . . . . .	102,936	(*)
Craig Ashmore . . . . . . .	—	(*)
Paul Bay . . . . . . . . . . . . . . .	268,423	(*)
Christian Cook . . . . . . . . . .	49,000	(*)
Jakki Haussler . . . . . . . . . . .	—	(*)
Leslie Heisz . . . . . . . . . . . . .	—	(*)
Bryan Kelln . . . . . . . . . . . . .	—	(*)
Jacob Kotzubei . . . . . . . . . .	—	(*)
Matthew Louie . . . . . . . . . .	—	(*)
Alain Monié . . . . . . . . . . . .	1,327,384	(*)
Scott Sherman . . . . . . . . . . .	130,483	(*)
Mary Ann Sigler . . . . . . . . .	7,500	(*)
Sharon Wienbar . . . . . . . . .	—	(*)
Eric Worley . . . . . . . . . . . . .	—	(*)
Michael Zilis . . . . . . . . . . . .	160,229	(*)
Executive Officers and Directors as a group (16 persons)	2,045,955	(*)

*     Less than 1%

(1)Imola JV Holdings, L.P. (the “Platinum Stockholder”) is the record holder of 210,952,854 shares of our Common Stock. Tom Gores is the manager of Platinum Equity, LLC, which is the sole member of Platinum Equity Investment Holdings, LLC, which is the sole member of Platinum Equity Investment Holdings IC (Cayman), LLC which is the general partner of Platinum Equity InvestCo, L.P., which is the sole member of Platinum Equity Investment Holdings V, LLC, which is the sole member of Platinum Equity Partners V, LLC, which is the general partner of Platinum Equity Partners V, L.P., which is the general partner of the Platinum Stockholder. By virtue of these relationships, each of these entities and Mr. Gores may be deemed to share beneficial ownership of the securities held of record by the Platinum Stockholder. The business address of each of the entities named herein and Mr. Gores is 360 North Crescent Drive, South Building, Beverly Hills, CA 90210.
(2)The table does not reflect the number of shares of common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) that are not scheduled to vest within sixty (60) days of February 25, 2025, as follows: Ms. Alvaro—15,393 shares under Unvested RSUs; Mr. Aragone—68,884 shares under Unvested RSUs; Mr. Bay—141,340 shares under Unvested RSUs; Ms. Haussler—8,409 shares under Unvested RSUs; Ms. Heisz—8,409 shares under Unvested RSUs; Mr. Monié—8,409 shares under Unvested RSUs; Mr. Sherman—76,538 shares under Unvested RSUs; Ms. Wienbar—8,409 shares under Unvested RSUs; Mr. Zilis—106,082 shares under Unvested RSUs; current directors and executive officers as a group (16 persons)—441,873 shares under Unvested RSUs.

Equity Compensation Plan Information
As of December 28, 2024, the Company maintained only one equity compensation plan, the 2024 Stock Incentive Plan, under which its equity securities were authorized for issuance to its officers, employees, and directors. The 2024 Stock Incentive Plan was approved by the Company’s stockholders. The number of shares to be issued upon exercise or vesting of grants issued under, and the number of shares remaining available for future issuance under, our 2024 Stock Incentive Plan as of December 28, 2024, were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,601,768	$—	15,920,477
Equity compensation plans not approved by security holders	—	$—	—
Total	3,601,768	$—	15,920,477
(1) Includes performance restricted stock units and time-vesting restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Investor Rights Agreement
In connection with the IPO, we entered into the Investor Rights Agreement with Platinum and we amended and restated our certificate of incorporation. At each annual meeting of our stockholders (and in connection with any election by written consent or special meeting for the election of directors) for which Platinum has nominated an individual for election to our board of directors, (i) we will include each such nominee as a nominee for election as a director, (ii) we will use all reasonable best efforts to cause the election as a director of each such nominee including, to the fullest extent permitted by applicable law, soliciting proxies in favor of the election of such nominee and (iii) we will take all action within our power to cause each such nominee to be included as a nominee recommended by our board of directors to our stockholders for election as a director, unless our board of directors determines that making such recommendation would be inconsistent with the directors’ fiduciary duties under applicable law. The Investor Rights Agreement and our amended and restated certificate of incorporation grant Imola JV Holdings, L.P. (the “Platinum Stockholder”) the right to nominate for election to our board of directors no fewer than that number of directors that would constitute: (i) a majority of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 50% of the then-outstanding capital stock of the Company; (ii) 40% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 40% but less than 50% of the then-outstanding capital stock of the Company; (iii) 30% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 30% but less than 40% of the then-outstanding capital stock of the Company; (iv) 20% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 20% but less than 30% of the then-outstanding capital stock of the Company; and (v) 10% of the total number of directors so long as the Platinum Stockholder and Platinum collectively beneficially own at least 5% but less than 20% of the then-outstanding capital stock of the Company. For purposes of calculating the number of directors that the Platinum Stockholder will be entitled to nominate pursuant to the formula outlined above, any fractional amounts shall automatically be rounded up to the nearest whole number. Unless otherwise agreed by the Platinum Stockholder, for so long as the Platinum Stockholder retains the right to nominate a person to our board of directors, each committee of the board of directors will include at least one of the director candidates designated by the Platinum Stockholder, except to the extent such membership would violate applicable securities laws or stock exchange or stock market rules or where the sole purpose of such committee is to address actual or potential conflicts of interest between us and Platinum. In the event that (i) a vacancy is created at any time by the death, resignation, removal (with or without cause) or by any other cause of a Platinum Stockholder nominee and (ii) the number of directors nominated by the Platinum Stockholder is less than the number that the Platinum Stockholder is entitled to nominate under our amended and restated certificate of incorporation or the Investor Rights Agreement, then such vacancy may be filled only by the Platinum Stockholder unless otherwise agreed by the Platinum Stockholder.
The Investor Rights Agreement grants Platinum certain customary demand registration rights, as well as “piggyback” registration rights, with respect to shares of our Common Stock. In addition, the Investor Rights Agreement provides that if we retain Platinum Advisors to provide corporate and advisory services to us, then we will reimburse Platinum Advisors for all third party costs incurred in rendering such services and indemnify Platinum Advisors and its officers, directors, managers, employees, affiliates, agents and other representatives, to the fullest extent permitted by law, against all liabilities, costs and expenses incurred in connection with such services other than if and to the extent that such liabilities, costs and expenses arise as a result of the gross negligence, bad faith, fraud or willful misconduct of Platinum Advisors.
Advisory Agreement
Following the consummation of the Imola Mergers, the Company (and/or one of its affiliates) and Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum entered into the Corporate Advisory Services Agreement, dated as of July 2, 2021 (the “Advisory Agreement”), pursuant to which the Company engaged Platinum Advisors as a financial, transactional and management consultant. Under the Advisory Agreement, the Company had agreed to pay Platinum Advisors an annual management fee in an amount to be mutually agreed between the parties and to reimburse Platinum Advisors for its out-of-pocket costs and expenses incurred in connection with its services under the agreement. In 2024, the aggregate management fee was $20.4 million. The Advisory Agreement contained customary indemnification provisions in favor of Platinum Advisors and its affiliates, including Platinum. The Advisory Agreement was terminated upon the consummation of the IPO.

Mr. Monié Transition Agreement
In connection with the transition of Mr. Monié from CEO of Ingram Micro to Executive Chairman of Ingram Micro, Mr. Monié and Ingram Micro entered into a transition agreement, on October 2, 2021 (which has since been amended and restated three times, most recently effective as of December 30, 2023), which generally set forth the terms and conditions of his transition and retirement. In accordance with the terms of the transition agreement, Mr. Monié retired as an executive officer and employee of the Company effective October 24, 2024, in connection with the IPO. See Item 11, “Executive Compensation—Compensation Discussion and Analysis—Mr. Monié Transition Agreement.”
Dividends
On April 29, 2022, the Company declared and paid a dividend to our then-current stockholders, including Imola JV Holdings, L.P., the entity through which Platinum holds its investment in the Company, of approximately $1.75 billion, with proceeds from the primary closing of the CLS Sale, which occurred on April 4, 2022. Each of our executive officers who held shares of common stock participated in their pro-rata share of the dividend declared in connection with the CLS Sale.
On March 4, 2025, the Company announced that the board of directors had declared a cash dividend of $0.074 per share of common stock, payable on March 25, 2025, to stockholders of record as of March 11, 2025, which includes Platinum. We pay, and intend to continue to pay, quarterly cash dividends subject to capital availability and periodic determinations made by our board of directors that cash dividends are in the best interests of our stockholders.
Certain Relationships with Platinum
From time to time, Platinum and/or its affiliates have entered into, and may continue to enter into, arrangements with us to use our products and services. We believe that all such arrangements have been entered into in the ordinary course of business and have been negotiated on commercially reasonable terms.
Indemnification Agreements
In connection with the IPO, we entered into indemnification agreements with each of our directors and officers. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.
Reserved Share Program
At our request, the underwriters in the IPO reserved for sale, at the initial public offering price, up to 5% of the shares of Common Stock offered in the IPO for sale to some of our directors, officers and employees, as well as to certain employees of Platinum and/or Platinum Advisors. In our IPO, 650,550 shares were purchased by such persons.
Related Party Transactions Policy
We have adopted a written policy with respect to the review, approval and ratification of related person transactions to assist our board of directors in reviewing and taking appropriate action concerning related person transactions and assist us in preparing the disclosure that the SEC rules require to be included in our applicable filings as required by the Securities Act and the Exchange Act and their related rules. This policy is intended to supplement, and not to supersede, our other policies that may be applicable to or involve transactions with related persons, such as our policies for determining director independence and our code of conduct and conflicts of interests policies. The policy covers any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including indebtedness and guarantees of indebtedness and transactions involving employment and similar relationships) involving the Company and any director, nominee or executive officer, or any immediate family member thereof, or any greater than 5% beneficial owner of our voting securities, in each case, having a direct or indirect material interest in such transaction. Any such transaction must be approved or ratified by our audit committee unless our board of directors in its discretion designates another independent body consisting solely of independent directors. The audit committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the audit committee determines in good faith.
Director Independence
For information related to the independence of our directors, see Item 10, “Directors, Executive Officers and Corporate Governance,” which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Audit and Non-Audit Fees
The following table presents the aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP for the fiscal years ended December 28, 2024 and December 30, 2023:

Services provided	2024	2023
Audit	$15,305,635	$9,539,540
Audit related	250,000	143,505
Tax	1,246,644	1,381,428
Total	$16,802,279	$11,064,473
Audit Fees: The aggregate fees billed for the fiscal years ended December 28, 2024 and December 30, 2023, were for professional services rendered for the audits of our consolidated financial statements, registration statements and comfort letters, statutory audits of our subsidiaries, reviews of our interim consolidated financial statements, and services provided in connection with statutory and regulatory filings.
Audit Related Fees: The aggregate fees billed for the fiscal year ended December 28, 2024 and December 30, 2023 were for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and which are not reported as audit fees.
Tax Fees: The aggregate fees billed for the fiscal years ended December 28, 2024 and December 30, 2023 were primarily for professional services rendered relating to domestic and foreign tax compliance and consulting services.
All Other Fees: Not applicable
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established policies and procedures for preapproving audit and non-audit services. Under these procedures, the Audit Committee preapproves the type and scope of services to be provided by our registered public accounting firm, PricewaterhouseCoopers LLP, as well as the estimated associated fees related to such services. All services listed in the table above were approved in accordance with these established policies and procedures. When granting preapproval, the Audit Committee evaluates how the nature of the services and related costs may affect the independence of the registered public accounting firm. To ensure compliance with SEC rules and regulations, the Audit Committee confirms, prior to preapproving services, that such services and fees are aligned with maintaining the independence of the registered public accounting firm.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
(1)Financial Statements
See Index under Item 8.
(2)Financial Statements Schedule
See Index under Item 8.
(3)Exhibits
See Item 15(b) below.
(b) Exhibits.
See the Exhibit Index immediately preceding the signature pages hereto, which is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Ingram Micro Holding Corporation.		8-K		3.1	10/25/2024
3.2	Amended and Restated Bylaws of Ingram Micro Holding Corporation.		8-K		3.2	10/25/2024
4.1	Investor Rights Agreement, effective October 23, 2024.		8-K		4.1	10/25/2024
4.2**	Indenture, dated as of April 22, 2021, by and between Imola Merger Corporation, the Guarantors (as such term is defined therein), and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note.		S-1		4.1	9/30/2024
4.3	First Supplemental Indenture, dated as of July 2, 2021, by and among Ingram Micro Inc., Imola Acquisition Corporation, and the other Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A.		S-1		4.2	9/30/2024
4.4	Description of Securities	X
10.1**	ABL Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, various lenders and issuing banks, and JP Morgan Chase Bank, N.A.		S-1		10.2	9/30/2024
10.1.1	Amendment No. 1 to the ABL Credit Agreement, dated as of August 12, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, and JP Morgan Chase Bank, N.A.		S-1		10.2.1	9/30/2024
10.1.2	Amendment No. 2 to the ABL Credit Agreement, dated as of May 30, 2023, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties party thereto, lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.		S-1		10.2.2	9/30/2024
10.1.3	Amendment No. 3 to the ABL Credit Agreement, dated as of June 17, 2024, by and among Ingram Micro Inc. and JPMorgan Chase Bank, N.A.		S-1		10.2.3	9/30/2024
10.1.4	Amendment No. 4 to the ABL Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties and non-credit parties thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.		S-1		10.2.4	9/30/2024
10.2**	Term Loan Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., JP Morgan Chase Bank, N.A., and the lenders, agents and other parties thereto.		S-1		10.3	9/30/2024
10.2.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 23, 2023, by JPMorgan Chase Bank, N.A.		S-1		10.3.1	9/30/2024
10.2.2	Amendment No. 2 to the Term Loan Credit Agreement, dated as of September 27, 2023, by JPMorgan Chase Bank, N.A.		S-1		10.3.2	9/30/2024
10.2.3	Amendment No. 3 to the Term Loan Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto.		S-1		10.3.3	9/30/2024
10.3	Form of Indemnification Agreement for Officers and Directors.		S-1		10.4	9/30/2024

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4†	2024 Stock Incentive Plan.		S-8		99.1	10/23/2024
10.4.1†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Directors).		S-1		10.5.1	9/30/2024
10.4.2†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (IPO Grants).		S-1		10.5.2	9/30/2024
10.4.3†	2024 Stock Incentive Plan, form of Performance Restricted Stock Unit Grant Notice and Agreement (IPO Grants).		S-1		10.5.3	9/30/2024
10.4.4†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement.	X
10.4.5†	2024 Stock Incentive Plan, form of Performance Restricted Stock Unit Grant Notice and Agreement.	X
10.5†	Third Amended and Restated Transition Agreement, effective as of December 30, 2023, by and between Alain Monié and Ingram Micro Inc.		S-1		10.6	9/30/2024
10.6†	Letter agreement with Paul Bay, dated December 22, 2021.		S-1		10.7	9/30/2024
10.7†	Supplemental Investment Savings Plan (conformed copy incorporating all amendments through January 1, 2019).		S-1		10.8	9/30/2024
10.8†	Executive Change in Control Severance Plan.		S-1		10.9	9/30/2024
10.9†	Executive Officer Severance Policy.		S-1		10.10	9/30/2024
10.10†	Executive Incentive Program.		S-1		10.11	9/30/2024
10.11†	Retention Bonus Letter Agreement	X
19.1	Insider Trading Policy	X
21.1	Subsidiaries of the Company.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page of this report).	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X
** Certain schedules and/or exhibits have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
† Indicates management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO HOLDING CORPORATION

By:	/s/ Paul Bay
Name:	Paul Bay
Title:	Chief Executive Officer
Date:	March 5, 2025
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Paul Bay, Michael Zilis, and Augusto Aragone, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul Bay	Chief Executive Officer (principal executive officer)	March 5, 2025
Paul Bay

/s/ Michael Zilis	Executive Vice President and Chief Financial Officer (principal financial officer)	March 5, 2025
Michael Zilis

/s/ Cari Hornstein	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 5, 2025
Cari Hornstein

/s/ Felicia Alvaro	Director	March 5, 2025
Felicia Alvaro

/s/ Craig Ashmore	Director	March 5, 2025
Craig Ashmore

/s/ Christian Cook	Director	March 5, 2025
Christian Cook

/s/ Jakki Haussler	Director	March 5, 2025
Jakki Haussler

/s/ Leslie Heisz	Director	March 5, 2025
Leslie Heisz

/s/ Bryan Kelln	Director	March 5, 2025
Bryan Kelln

/s/ Jacob Kotzubei	Director	March 5, 2025
Jacob Kotzubei

/s/ Matthew Louie	Director	March 5, 2025
Matthew Louie

/s/ Alain Monié	Director	March 5, 2025
Alain Monié

/s/ Mary Ann Sigler	Director	March 5, 2025
Mary Ann Sigler

/s/ Sharon Wienbar	Director	March 5, 2025
Sharon Wienbar

/s/ Eric Worley	Director	March 5, 2025
Eric Worley