Form 10-Q
period 2025-03-29
Ingram Micro Holding Corp
filed 2025-05-08
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of May 1, 2025 was 234,837,010.

INGRAM MICRO HOLDING CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and those included within our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “Annual Report”), including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q, those included within our Annual Report and the following:
•general economic conditions;
•our estimates of the size of the markets for our products and services;
•our ability to identify and integrate acquisitions and technologies into our platform;
•our plans to continue to expand;
•our ability to continue to successfully develop and deploy Ingram Micro Xvantage;
•our ability to retain and recruit key personnel;
•the competition our products and services face and our ability to adapt to industry changes and market conditions, including inflation, market volatility and supply constraints for many categories of technology;
•current and potential litigation involving us;
•the global nature of our business, including the various laws and regulations applicable to us now or in the future;
•the effect of various political, geopolitical and macroeconomic issues and developments, including changes in tariffs or global trade policies and the related uncertainties associated with such developments, import/export and licensing restrictions, and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•our financing efforts;
•our relationships with our customers, original equipment manufacturers and suppliers;
•our ability to maintain and protect our intellectual property;
•the performance and security of our services, including information processing and cybersecurity provided by third parties;
•our ownership structure;
•our dependence upon Ingram Micro Inc. and its controlled subsidiaries for our results of operations, cash flows and distributions; and
•our status as a “controlled company” and the extent to which the interests of Platinum Equity, LLC together with its affiliated investment vehicles ("Platinum") conflict with our interests or the interests of our stockholders.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$881,637	$918,401
Trade accounts receivable (less allowances of $155,185 and $146,999, respectively)	8,893,511	9,448,354
Inventory	5,036,283	4,699,483
Other current assets	836,685	734,939
Total current assets	15,648,116	15,801,177
Property and equipment, net	488,776	482,503
Operating lease right-of-use assets	423,470	412,662
Goodwill	840,106	833,662
Intangible assets, net	759,899	772,571
Other assets	468,103	477,115
Total assets	$18,628,470	$18,779,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,616,860	$10,005,824
Accrued expenses and other	995,550	1,021,958
Short-term debt and current maturities of long-term debt	453,124	184,860
Short-term operating lease liabilities	100,749	93,889
Total current liabilities	11,166,283	11,306,531
Long-term debt, less current maturities	3,031,637	3,168,280
Long-term operating lease liabilities, net of current portion	376,111	369,493
Other liabilities	191,736	201,511
Total liabilities	14,765,767	15,045,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized and 234,825,581 issued and outstanding at March 29, 2025 and December 28, 2024	2,348	2,348
Additional paid-in capital	2,906,606	2,903,842
Retained earnings	1,389,211	1,337,399
Accumulated other comprehensive loss	(435,462)	(509,714)
Total stockholders’ equity	3,862,703	3,733,875
Total liabilities and stockholders’ equity	$18,628,470	$18,779,690

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net sales	$12,280,843	$11,334,934
Cost of sales	11,452,081	10,499,996
Gross profit	828,762	834,938
Operating expenses:
Selling, general and administrative	625,965	642,152
Restructuring costs	1,933	22,665
Total operating expenses	627,898	664,817
Income from operations	200,864	170,121
Other (income) expense:
Interest income	(13,818)	(10,311)
Interest expense	74,889	84,612
Net foreign currency exchange loss	23,717	12,326
Other	15,673	6,813
Total other (income) expense	100,461	93,440
Income before income taxes	100,403	76,681
Provision for income taxes	31,214	27,129
Net income	$69,189	$49,552
Basic earnings per share	$0.29	$0.22
Diluted earnings per share	$0.29	$0.22

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net income	$69,189	$49,552
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	74,423	(83,899)
Other	(171)	(171)
Other comprehensive income (loss), net of tax	74,252	(84,070)
Comprehensive income (loss)	$143,441	$(34,518)

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended March 29, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	234,825,581	$2,348	$2,903,842	$1,337,399	$(509,714)	$3,733,875
Dividends declared	—	—	—	(17,377)	—	(17,377)
Net income	—	—	—	69,189	—	69,189
Stock-based compensation expense	—	—	2,764	—	—	2,764
Foreign currency translation adjustment	—	—	—	—	74,423	74,423
Other	—	—	—	—	(171)	(171)
Balance at March 29, 2025	234,825,581	$2,348	$2,906,606	$1,389,211	$(435,462)	$3,862,703

	Thirteen Weeks Ended March 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,079,776	$(231,487)	$3,506,289
Net income	—	—	—	—	—	49,552	—	49,552
Foreign currency translation adjustment	—	—	—	—	—	—	(83,899)	(83,899)
Other	—	—	—	—	—	—	(171)	(171)
Balance at March 30, 2024	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,129,328	$(315,557)	$3,471,771

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$69,189	$49,552
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	48,031	46,263
Amortization of operating lease asset	32,437	27,868
Deferred income taxes	(18,701)	(17,329)
Loss (gain) on foreign exchange	21,650	(2,955)
Other	10,292	1,410
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	594,783	543,294
Inventory	(270,403)	(75,378)
Other assets	(105,537)	(6,599)
Accounts payable	(385,519)	(579,846)
Change in book overdrafts	(118,076)	(31,967)
Operating lease liabilities	(30,282)	(27,755)
Accrued expenses and other	(48,294)	(26,824)
Cash used in operating activities	(200,430)	(100,266)
Cash flows from investing activities:
Capital expenditures	(29,737)	(35,579)
Proceeds from deferred purchase price of factored receivables	71,031	69,060
Other	16,997	(9,374)
Cash provided by investing activities	58,291	24,107
Cash flows from financing activities:
Dividends paid to shareholders	(17,377)	—
Change in unremitted cash collections from servicing factored receivables	3,484	(12,274)
Repayment of Term Loans	(125,000)	—
Gross proceeds from other debt	17,228	24,249
Gross repayments of other debt	(15,854)	(30,015)
Net proceeds from revolving and other credit facilities	235,374	22,490
Other	(1,096)	(934)
Cash provided by financing activities	96,759	3,516
Effect of exchange rate changes on cash and cash equivalents	8,616	(18,270)
Decrease in cash and cash equivalents	(36,764)	(90,913)
Cash and cash equivalents at beginning of period	918,401	948,490
Cash and cash equivalents at end of period	$881,637	$857,577
Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$64,041	$64,914

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
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of March 29, 2025, our consolidated results of operations, comprehensive income and consolidated cash flows for the Thirteen Weeks Ended March 29, 2025 and the Thirteen Weeks Ended March 30, 2024. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 28, 2024 (the "Annual Report"). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended March 29, 2025 may not be indicative of the consolidated results of operations that can be expected for the full year.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Revenue Recognition
In our distribution services model, we buy, hold title to and sell technology products and provide services to resellers, referred to subsequently as our customer, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support and inventory management. In Client and Endpoint Solutions, Advanced Solutions, and Cloud-based solutions, we generally sell products and services to our customers (resellers) based on purchase orders instead of long-term contracts. Our agreements are generally not subject to minimum purchase requirements. Our customers place purchase orders with us for each transaction. Generally, our customers may cancel, delay or modify their purchase orders. In order to set up an account to trade with us, our customers generally have to accept our standard terms and conditions of sale which, together with the purchase order, form a binding contract on each individual order to which the purchase order applies. Our pricing varies greatly and depends on many factors including costs, competitive pressure, availability of inventory, seasonality and vendor promotional programs, among others. We may offer early payment discounts or volume incentive rebates to our customers. The customer contracts relating to our Other services generally provide for an initial term of three to five years, subject to extension by the mutual agreement of the parties, allow for termination for convenience by either party generally after the second year and the pricing is fixed by discrete type of service and typically varies depending on the volume of the relevant services. We do not believe any contract related to our Other services has a material impact on our business or financial condition. Products are delivered via shipment from our facilities, drop-shipment directly from our vendor, or by electronic delivery of keys for software products. We recognize revenue when the control of products is transferred to our customers, which generally happens at the point of shipment or point of delivery.
Any supplemental distribution services we provide are typically recognized over time as the services are performed. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Additionally, we offer services related to our supply chain management and CloudBlue platform. Our fee-based commerce and supply chain services are billed and recognized on a per-item service fee arrangement at the point when the service is provided. Our CloudBlue platform generates revenue through licensing the right to use the intellectual property (on-premise license), which is recognized at a point in time, providing the right to access (platform as a service), which is recognized over time across the term of the contract, or through our cloud marketplace, which is recognized in the amount of the net fee associated with serving as an agent when the services are provided. Service revenues represented less than 10% of total net sales for the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively. Related contract liabilities were not material for the periods presented.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $132,116 and $131,298 as of March 29, 2025 and December 28, 2024, respectively.
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
Book Overdrafts
Book overdrafts of $425,969 and $544,029 as of March 29, 2025 and December 28, 2024, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 29, 2025 and December 28, 2024, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At March 29, 2025 and December 28, 2024, there were $50,494 and $54,912, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the customer payments on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At March 29, 2025 and December 28, 2024, we recorded unremitted cash within accrued expenses and other of $8,128 and $4,497, respectively.
At March 29, 2025 and December 28, 2024, we had a total of $738,053 and $737,302, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $8,651 and $8,944 were incurred for the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in “other” within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregate to $7,860 and $6,922 as of March 29, 2025 and December 28, 2024, respectively, and is classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Dividends Paid to Shareholders
On March 25, 2025, we paid a cash dividend on the Company’s Common Stock, par value $0.01 per share (“Common Stock”), of $17,377, or $0.074 per share, to stockholders of record as of March 11, 2025.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. We are party to agreements, initiated either by the vendor or us, which allow vendors, at their discretion, to determine invoices that they want to sell to participating financial institutions. We are not a party to the agreements between the participating financial institutions and the vendors in connection with these programs, and the financial institutions do not provide us with incentives such as rebates. There are no assets pledged under these agreements and no interest is charged by the financial institutions as balances are typically paid when they are due. Certain agreements may require a parent guarantee, although parent guarantees are also required in certain vendor agreements that do not involve financial institutions. The payment terms under these arrangements typically range from 30 to 90 days. Certain programs provide for extended payment terms which are within standard industry practice and consistent with the range of payment terms we negotiate with our vendors, regardless of whether they have an agreement with a financial institution. At March 29, 2025 and December 28, 2024, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,243,600 and $2,392,755, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024, respectively.
Stock Conversion and Stock Split
In connection with our initial public offering (the “IPO”), on October 23, 2024, we converted our Class A voting common stock and Class B non-voting common stock into Common Stock, on a 1-for-1 basis and effected a 8,367.19365-for-1 stock split with respect to our Common Stock. All figures have been presented on the basis of this stock split wherever applicable for the periods presented within these condensed consolidated financial statements.
Revision of Previously Issued Condensed Consolidated Financial Statements
As previously disclosed in our Annual Report, in the second quarter of 2024, we identified fraudulent activity within our India Professional Services business involving certain of our then-current employees (which employees were subsequently terminated or resigned) and a relatively small number of customers of our subsidiary in India dating back to 2023. As part of these activities and the collusion of these former employees and customers, our India Professional Services business hired providers and paid for professional services that were never performed and recognized revenue for the sale of professional services that were never provided by our customers to the end users. As a result, our net sales and cost of sales, selling, general and administrative ("SG&A") expenses, and provision for income taxes were misstated on our Condensed Consolidated Statements of Income, and our accounts receivable, inventory, other assets, accounts payable, and accrued expenses and other were misstated on our Condensed Consolidated Balance Sheets.
Management determined that these misstatements were not material to the previously issued condensed consolidated financial statements as of and for the Thirteen Weeks Ended March 30, 2024. However, in order to appropriately reflect the impacts of the identified misstatements in the appropriate period, management determined to revise the financial statements as of and for the Thirteen Weeks Ended March 30, 2024. All misstatements related to the India Professional Services business are identified as (1) in the tables below. Additionally, other identified immaterial errors that have been corrected and revised are footnoted with a (2) in the tables below.
The following tables present a summary of the impact of the corrections by financial statement line item:

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	March 30, 2024
	As Reported	Adjustment		As Revised
Condensed Consolidated Balance Sheet:
Trade accounts receivable (1) (2)	$8,297,613	$(15,301)		$8,282,312
		(18,896)	(1)
		3,595	(2)
Inventory (1)	4,679,975	(3,382)		4,676,593
Other current assets (1)	735,795	404		736,199
Total current assets	14,570,960	(18,279)		14,552,681
Other assets (1)	483,334	4,076		487,410
Total assets	$17,651,495	$(14,203)		$17,637,292

Accounts payable (1)	$8,518,159	$(2,504)		$8,515,655
Accrued expenses and other (1)	1,009,487	(3,582)		1,005,905
Short-term debt and current maturities of long-term debt (2)	351,591	3,595		355,186
Total current liabilities	9,984,654	(2,491)		9,982,163
Total liabilities	14,618,012	(2,491)		14,615,521

Retained earnings (1)	1,141,040	(11,712)		1,129,328
Total stockholder's equity	3,483,483	(11,712)		3,471,771
Total liabilities and stockholders' equity	$17,651,495	$(14,203)		$17,637,292

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Income
Net sales (1)	$11,345,520	$(10,586)	$11,334,934
Cost of sales (1)	10,506,173	(6,177)	10,499,996
Gross profit	839,347	(4,409)	834,938
Selling, general and administrative expenses (1)	640,175	1,977	642,152
Total operating expenses	662,840	1,977	664,817
Income from operations	176,507	(6,386)	170,121
Income before income taxes	83,067	(6,386)	76,681
Provision for income taxes (1)	29,140	(2,011)	27,129
Net income	$53,927	$(4,375)	$49,552
Basic and diluted earnings per share(3)	$0.24	$(0.02)	$0.22
(3) Basic and diluted earnings per share reflects the stock conversion and stock split in connection with the IPO.

	Thirteen Weeks Ended March 30, 2024
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Comprehensive Income
Net income (1)	$53,927	$(4,375)	$49,552
Comprehensive income (loss)	$(30,143)	$(4,375)	$(34,518)

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
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
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
Reclassifications
Certain reclassifications have been made to prior period amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis in order to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the adoption impact that this ASU will have on our income tax disclosures in the notes to our consolidated financial statements.

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
Note 3 – Employee Awards
Prior to our IPO, we issued time-vested and performance-vested cash awards to certain employees. The time-vested cash awards vest over a time period of three years, and the performance-vested cash awards vest upon the achievement of a certain performance target measured after a time period of three years. The performance condition for the cash awards for grants to management is based on earnings growth. Cumulative compensation expense for cash awards is recognized as a liability. Each cash award has a fixed fair value of $1.00. We recognize these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is the vesting term of the outstanding cash award. We estimate the forfeiture rate based on our historical experience.
In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the "2024 Plan") as more fully described in Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements included in our Annual Report. During the Thirteen Weeks Ended March 29, 2025, we granted time-vesting restricted stock units that vest over a time period of three years and performance-vesting restricted stock units that vest upon the achievement of certain performance targets measured after a time period of three years. For stock-based awards, we account for forfeitures as they occur.
Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards (in thousands)
Non-vested at December 28, 2024	72,646
Granted	280
Vested	(1,056)
Forfeited	(2,678)
Non-vested at March 29, 2025	69,192

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Compensation expense - cash awards	$4,493	$5,440
Related income tax benefit	$1,123	$1,360
As of March 29, 2025, the unrecognized compensation costs related to the cash awards were $27,880. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.1 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	1,134	$22.01
Granted	389	20.11
Non-vested at March 29, 2025	1,523	$21.53

Thirteen Weeks Ended
March 29, 2025
Compensation expense	$2,498
Related income tax benefit	$312
As of March 29, 2025, the unrecognized compensation costs related to the time-vesting restricted stock units was $28,642. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.7 years.
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	2,468	$17.42
Granted	566	19.77
Non-vested at March 29, 2025	3,034	$17.86

Thirteen Weeks Ended
March 29, 2025
Compensation expense	$266
Related income tax benefit	$28
As of March 29, 2025, the unrecognized compensation costs related to the performance-vesting restricted stock units was $10,931. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.9 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At March 29, 2025 and December 28, 2024, we had no derivatives that were designated as hedging instruments.
In the first quarter of 2023, we entered into agreements to purchase interest rate caps, which, subsequent to the cessation of the London Interbank Offered Rate (“LIBOR”) interest rate on June 30, 2023, established a 5.317% upper limit on the Secured Overnight Financing Rate (“SOFR”) interest rate applicable to a substantial portion of the borrowings under the senior secured term loan facility (the “Term Loan Credit Facility”) through the first quarter of 2025. These interest rate cap agreements had previously qualified for hedge accounting treatment; however, in September 2023, we de-designated the interest rate cap in connection with the refinancing of our Term Loan Credit Facility, the impact of which was immaterial.
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts(1)		Fair Value
	March 29, 2025	December 28, 2024	March 29, 2025	December 28, 2024
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$170,223	$472,324	$2,187	$12,510
Interest rate cap	1,375,000	1,375,000	—	—
Other(2)	1,265	1,265	10,055	9,616
Accrued expenses and other
Foreign exchange contracts	322,349	189,044	(3,759)	(780)
Total	$1,868,837	$2,037,633	$8,483	$21,346
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
(2) Related to a convertible note receivable derivative.
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended
		March 29, 2025	March 30, 2024
Derivative instruments not qualifying as cash flow hedges:	Location of (gain) loss in income
Net (gain) loss recognized in earnings	Net foreign currency exchange gain	$(16,724)	$(7,455)
	Interest expense	$—	$409
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
As of March 29, 2025, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	March 29, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$12,242	$—	$12,242	$—
Investments held in Rabbi Trust	86,502	86,502	—	—
Total assets at fair value	$98,744	$86,502	$12,242	$—

Liabilities:
Derivative liabilities	$3,759	$—	$3,759	$—
Contingent consideration	1,821	—	—	1,821
Total liabilities at fair value	$5,580	$—	$3,759	$1,821
As of December 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$22,126	$—	$22,126	$—
Investments held in Rabbi Trust	93,770	93,770	—	—
Total assets at fair value	$115,896	$93,770	$22,126	$—

Liabilities:
Derivative liabilities	$780	$—	$780	$—
Contingent consideration	2,888	—	—	2,888
Total liabilities at fair value	$3,668	$—	$780	$2,888
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	March 29, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,892,500	$—	$1,892,500	$—	$1,971,523
Term loan credit facility	802,902	—	802,902	—	762,106
	$2,695,402	$—	$2,695,402	$—	$2,733,629

	December 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,885,000	$—	$1,885,000	$—	$1,969,768
Term loan credit facility	931,535	—	931,535	—	885,882
	$2,816,535	$—	$2,816,535	$—	$2,855,650
Note 6 – Acquisitions, Goodwill and Intangible Assets
Earn-out and Holdback Liabilities
Earn-out liabilities for the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024 decreased by $1,067 to $1,821 and $1,054 to $3,337, respectively. Holdback liabilities were immaterial for the periods presented.
Finite-lived Identifiable Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 12 years with the predominant amounts having lives of 9 to 12 years.
Intangible assets consist of the following:

	March 29, 2025			December 28, 2024
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$590,792	$(185,228)	$405,564	$583,980	$(170,831)	$413,149
Tradename and trademarks	422,961	(105,813)	317,148	417,532	(97,485)	320,047
Software and developed technology	70,000	(32,813)	37,187	70,000	(30,625)	39,375
Others	7,431	(7,431)	—	7,330	(7,330)	—
	$1,091,184	$(331,285)	$759,899	$1,078,842	$(306,271)	$772,571
Amortization expense was $21,430 and $21,790 for the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	March 29, 2025	December 28, 2024
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $28,477 and $30,232, respectively	$1,971,523	$1,969,768
Term loan credit facility, net of unamortized discount of $11,662 and $12,020, respectively, and unamortized deferred financing costs of $28,132 and $28,998, respectively	762,106	885,882
ABL revolving credit facility	20,000	—
Revolving trade accounts receivable-backed financing programs	298,008	312,630
Lines of credit and other debt	433,124	184,860
Total debt	3,484,761	3,353,140
Short-term debt and current maturities of long-term debt	(453,124)	(184,860)
Total long-term debt	$3,031,637	$3,168,280
In March 2025, we voluntarily repaid $125,000 on our Term Loan Credit Facility.
Note 8 – Restructuring Costs
As a result of changing global and local market conditions, in 2023 we initiated a global restructuring plan which resulted in organizational and staffing changes, including headcount reductions, primarily in our North American segment. Additional actions were taken in the first quarter of 2024.
In the fourth quarter of 2024, we implemented further initiatives to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions. Completion of these actions continued into the first quarter of 2025, with charges totaling $18,269 inclusive of amounts recognized in the fourth quarter of 2024. We do not expect any material charges related to this program in subsequent quarters.
The following tables summarize the restructuring costs incurred in the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024 related to the program initiated in the fourth quarter of 2024:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended March 29, 2025
North America		$698	$246	$944
EMEA		473	516	989
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	43	$1,171	$762	$1,933

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended March 30, 2024
North America		$7,289	$185	$7,474
EMEA		11,484	—	11,484
Asia-Pacific		3,367	—	3,367
Latin America		281	59	340
Total	503	$22,421	$244	$22,665
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2024 and 2025 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Thirteen Weeks Ended March 29, 2025
Employee termination benefits	$12,186	$1,171	$(6,813)	$314	$6,858
Facility and other costs	—	762	(723)	2	41
Total	$12,186	$1,933	$(7,536)	$316	$6,899
The remaining liability of $6,899 will be substantially paid by the end of the second quarter of 2025.
Note 9 – Income Taxes
For the Thirteen Weeks Ended March 29, 2025, and Thirteen Weeks Ended March 30, 2024, our effective tax rate was 31.1% and 35.4%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended March 29, 2025, included $3,098 of tax expense, or 3.1 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended March 30, 2024, included $2,652 of tax expense, or 3.5 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirteen Weeks Ended March 30, 2024, included $2,151 of tax expense, or 2.8 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is currently under valuation allowance.
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
At March 29, 2025, we had gross unrecognized tax benefits of $16,292 compared to $15,666 at December 28, 2024. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,324 and $8,985 at March 29, 2025 and December 28, 2024, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses and various tax rates in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets or changes in tax laws or interpretations thereof. In addition, in the normal course of business, we are subject to tax examination by taxing authorities in the United States, states and over fifty foreign jurisdictions in which we operate. In our material tax jurisdictions, the statute of limitations is open, in general, for three to five years.
In the United States, our federal tax returns for the tax years from 2019 to 2022 are under audit by the IRS. It is possible that within the next twelve months, (1) ongoing tax examinations of our U.S. federal tax returns, individual states and several of our foreign jurisdictions may be resolved, (2) new tax exams may commence and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 20,602 ($3,573 at March 29, 2025 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 851,542 ($147,683 at March 29, 2025 exchange rates) in principal and associated penalties, interest and fines.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($101,896 at March 29, 2025 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,491 at March 29, 2025 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. We believe the tax assessment gives rise to a reasonably possible loss of Saudi Riyal 159,985 ($42,652 at March 29, 2025 exchange rates) in tax and a probable risk of Saudi Riyal 5,466 ($1,457 at March 29, 2025 exchange rates) in tax. In addition, we believe it is possible the tax authorities will assess us for payments to non-resident vendors for software distributed to resellers for the years 2021 through the first quarter of 2025, which gives rise to a reasonably possible loss of Saudi Riyal 433,237 ($115,501 at March 29, 2025 exchange rates) in tax and a probable risk of Saudi Riyal 1,632 ($435 at March 29, 2025 exchange rates) in tax. Associated penalties have a remote risk due to the assessments being based on a difference in interpretation of Saudi tax law. In February 2024 and early April 2024, ZATCA issued new guidelines on taxation of payments for software, which largely appear to no longer assert that withholding tax is due on payments to non-resident vendors for software distributed to resellers. While we continue to analyze the guidelines it is unclear how ZATCA will utilize the guidelines with respect to the pre-guidelines periods since they are only applicable on a prospective basis; however, we believe this has been a positive development as the new guidelines appear to be largely consistent with the interpretation before the assessments were made. In May 2024, at our request, the court granted a third 6-month suspension of the case. In September 2024, we submitted a resolution proposal for the years 2015 through 2020 for Saudi Riyal 5,466 ($1,457 at March 29, 2025 exchange rates), which is in alignment with the probable risk listed above. In February 2025, we submitted a supplementary settlement proposal letter for the years 2015 through 2020 which is also in alignment with the probable risk listed above. We strongly believe that we have administered taxes correctly, that these payments to non-resident vendors for software distributed to resellers are not subject to withholding tax and that we will ultimately prevail in this matter.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We may be subject to non-income based tax unasserted claims related to transactions with certain non-U.S. affiliates and indirect tax related matters. As of March 29, 2025, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,471. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
Geographic areas in which we operated our reportable segments during the periods presented include North America (the United States and Canada), EMEA (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 3, “Employee Awards”) and certain Corporate costs; therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net sales
North America	$4,434,552	$4,040,339
EMEA	3,424,737	3,404,304
Asia-Pacific	3,618,182	3,012,178
Latin America	803,372	878,113
Total	$12,280,843	$11,334,934

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Significant segment expenses
Cost of sales
North America	$4,081,940	$3,691,744
EMEA	3,169,485	3,144,188
Asia-Pacific	3,475,769	2,866,861
Latin America	724,887	797,203
Total	$11,452,081	$10,499,996
Compensation
North America	$207,194	$221,968
EMEA	128,050	127,024
Asia-Pacific	50,747	51,436
Latin America	31,746	31,356
Total	$417,737	$431,784
Depreciation costs
North America	$20,597	$17,213
EMEA	3,514	3,936
Asia-Pacific	1,525	1,659
Latin America	965	1,665
Total	$26,601	$24,473
Intangible asset amortization
North America	$10,513	$10,545
EMEA	5,862	5,999
Asia-Pacific	4,277	4,370
Latin America	778	876
Total	$21,430	$21,790
Other departmental operating expenses (a)
North America	$50,762	$50,923
EMEA	39,747	41,834
Asia-Pacific	19,718	18,667
Latin America	13,346	13,836
Total	$123,573	$125,260
Integration and transition costs (b)
North America	$1,837	$868
EMEA	316	—
Asia-Pacific	88	80
Latin America	3	(1,420)
Total	$2,244	$(472)
Other segment items (c)
North America	$(22,670)	$(12,787)
EMEA	20,511	32,277
Asia-Pacific	19,723	18,543
Latin America	8,680	10,144
Total	$26,244	$48,177

Total segment expenses	$12,069,910	$11,151,008

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Income from operations
North America	$84,379	$59,865
EMEA	57,252	49,046
Asia-Pacific	46,335	50,562
Latin America	22,967	24,453
Segment profit	$210,933	$183,926
Reconciliation of segment profit to income before income taxes
Corporate	$(2,812)	$(8,365)
Cash-based compensation	(4,493)	(5,440)
Stock-based compensation	(2,764)	—
Other (income) expense
Interest income	$(13,818)	$(10,311)
Interest expense	74,889	84,612
Net foreign currency exchange loss	23,717	12,326
Other expense	15,673	6,813

Income before income taxes	$100,403	$76,681
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions and (ii) consulting, retention and transition costs associated with our reorganization programs charged to SG&A, expenses.
(c) Other segment items consist primarily of management fees and direct management costs which represent costs that are incurred by the North American segment and allocated to the other segments, as well as bad debt/credit/flooring costs, credit card fees and restructuring costs.
Note 12 – Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, inclusive of the dilutive effect of time-vesting and performance-vesting restricted stock units, during the reported period.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Basic earnings per share:
Net income attributable to common stockholders	$69,189	$49,552
Weighted-average number of common shares - basic	234,825,581	222,400,000
Basic earnings per share	$0.29	$0.22

Diluted earnings per share:
Net income attributable to common stockholders	$69,189	$49,552

Weighted-average number of common shares - basic	234,825,581	222,400,000
Effect of dilutive securities
Restricted stock units	115,177	—
Weighted-average number of common shares - diluted	234,940,758	222,400,000

Diluted earnings per share	$0.29	$0.22
There were no anti-dilutive securities during the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024.
Note 13 - Related Party Transactions
In connection with our acquisition by Platinum, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Equity Advisors, LLC, an entity affiliated with Platinum ("Platinum Advisors"), pursuant to which Platinum Advisors provided corporate and advisory services to us. Upon completion of the IPO, the CASA was terminated. During the Thirteen Weeks Ended March 30, 2024, we incurred fees and expenses of $6,350 under the CASA. These amounts have been included within SG&A expenses within the Condensed Consolidated Statements of Income.
Note 14 - Subsequent Events
On May 8, 2025, the Company announced that its board of directors had declared a cash dividend on the Company's common stock of $0.076 per share. The dividend is payable on June 3, 2025, to stockholders of record as of May 20, 2025.
27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 28, 2024 included in our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and the Annual Report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
As part of our global presence in each of our four geographic regions, we offer customers a full spectrum of hardware and software, cloud-based solutions, services and logistics expertise through four main lines of business: Client and Endpoint Solutions, Advanced Solutions, Cloud-based solutions and Other. In each of our geographic segments we offer customers the product categories listed below broken down under the respective line of business.
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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cyber security, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration, and Telephony, Internet-of-Things (smart office/home automation) and artificial intelligence products.

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
•Other. We provide customers with IT Asset Disposition, reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
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
Gross Margin
The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors and time periods qualifying for price protection. Tariffs, customs/duties and other similar charges on products are typically passed through in our pricing upon sale. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. Likewise, in times of heavy demand or when supply constraints become significant, prices for certain technology products will tend to increase. To manage our profitability, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor engagement programs. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as enterprise computing, data center and automatic identification and DC / POS. Additionally, we continue to expand our capabilities in what we believe are faster growing and higher margin service-oriented businesses, including cloud and hybrid cloud/on-premise solutions.

Selling, General and Administrative (“SG&A”) Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. On an ongoing basis, we regularly look to optimize and drive efficiencies throughout our operations, which includes the use of temporary workforce to address staffing needs particularly in our warehouse operations where demand levels are more impactful on workloads. SG&A expenses also include the cost of investment in certain initiatives to accelerate growth and profitability and optimize our operations. We continue to increase our presence in cloud which generally has higher gross margins but also requires higher automation and investment in technology. We are likewise investing in the development and deployment of our Ingram Micro Xvantage Platform to address our market opportunities and partner experience in a more automated and efficient manner.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024:
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments and certain Corporate costs; therefore, we are reporting these amounts separately.
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended March 29, 2025		Thirteen Weeks Ended March 30, 2024		Amount	Percentage
North America	$4,434,552	36%	$4,040,339	36%	$394,213	9.8%
EMEA	3,424,737	28	3,404,304	30	20,433	0.6%
Asia-Pacific	3,618,182	29	3,012,178	26	606,004	20.1%
Latin America	803,372	7	878,113	8	(74,741)	(8.5)%
Total	$12,280,843	100%	$11,334,934	100%	$945,909	8.3%

					Change Increase (Decrease)
	Thirteen Weeks Ended March 29, 2025		Thirteen Weeks Ended March 30, 2024		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$84,379	1.90%	$59,865	1.48%	$24,514	0.42%
EMEA	57,252	1.67	49,046	1.44	8,206	0.23%
Asia-Pacific	46,335	1.28	50,562	1.68	(4,227)	(0.40)%
Latin America	22,967	2.86	24,453	2.78	(1,486)	0.08%
Corporate	(2,812)	—	(8,365)	—	5,553	—
Cash-based compensation expense	(4,493)	—	(5,440)	—	947	—
Stock-based compensation expense	(2,764)	—	—	—	(2,764)	—
Total	$200,864	1.64%	$170,121	1.50%	$30,743	0.14%

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net sales	100.00%	100.00%
Cost of sales	93.25	92.63
Gross profit	6.75	7.37
Operating expenses:
Selling, general and administrative	5.09	5.67
Restructuring costs	0.02	0.20
Income from operations	1.64	1.50
Total other (income) expense	0.83	0.82
Income before income taxes	0.81	0.68
Provision for income taxes	0.25	0.24
Net income	0.56%	0.44%

Consolidated net sales were $12,280,843 for the Thirteen Weeks Ended March 29, 2025, compared to $11,334,934 for the Thirteen Weeks Ended March 30, 2024. The 8.3% increase for the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, was primarily a result of net sales growth in the Asia-Pacific, North America and EMEA regions, partially offset by lower net sales in our Latin America region. The increase was driven by growth in net sales across all product categories in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024. Client and endpoint solutions increased by 12%, advanced solutions increased by 2%, cloud-based solutions increased by 5% and Other services increased by 7%. The translation impact of foreign currencies relative to the U.S. dollar negatively impacted the comparison of our global net sales year-over-year by approximately 2.4%. On a constant currency basis, net sales of client and endpoint solutions increased by 15%, advanced solutions increased by 4%, cloud-based solutions increased by 8% and Other services increased by 8%.
The $394,213, or 9.8%, increase in North American net sales for the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, was primarily driven by a 13% increase in net sales of client and endpoint solutions, namely notebooks and desktops in the United States. Additionally, net sales of advanced solutions offerings increased by 7%, driven by growth in server, infrastructure software and cyber security net sales in the United States, with a heavier concentration of these sales into large enterprise customers. Net sales of Other services also increased by 1% in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, driven by our Reverse Logistics and Repair business in Canada. These factors were partially offset by a 1% decrease in net sales of cloud-based solutions, most notably in Canada in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, as the comparison to the prior year was particularly challenging on a robust performance for cloud-based solutions in North America in the Thirteen Weeks Ended March 30, 2024.
The $20,433, or 0.6%, increase in EMEA net sales for the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, was a result of a 4% increase in net sales of client and endpoint solutions driven by growth in notebooks and desktops in the United Kingdom and desktops in Turkey, partially offset by declines in peripherals in Germany, notebooks in Switzerland and notebooks, peripherals and accessories in France. Mobility distribution also grew in the region, driven primarily by tablets in Germany and Italy. Additionally, net sales of Other services increased by 11% due to growth in our Reverse Logistics and Repair business in the United Kingdom, while net sales of cloud-based solutions increased by 27%. These results were partially offset by a 7% decrease in net sales of advanced solutions offerings primarily due to declines in networking in Germany and the United Kingdom, declines in specialty products in the United Arab Emirates, as well as declines in server net sales in Belgium. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 7%, Other services increased by 13% and cloud-based solutions increased by 30%, while advanced solutions offerings decreased by 5%.
The $606,004, or 20.1%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024 was driven by a 24% increase in net sales of client and endpoint solutions, due to growth in mobility distribution, particularly smartphones in China and India. Net sales of desktops and tablets were also strong in China, while consumer electronics grew solidly in India. Net sales of advanced solutions offerings increased by 10%, driven by growth in networking in China, partially offset by declines in server net sales in Singapore and Malaysia, networking in India, and infrastructure software in Hong Kong. Additionally, net sales of cloud-based solutions increased by 12%, driven particularly by strength in India. These results were partially offset by a 13% decrease in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 3% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 27%, advanced solutions offerings increased by 13% and cloud-based solutions increased by 15%, while Other services decreased by 11%.
The $74,741, or 8.5%, decrease in Latin American net sales for the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024 was primarily driven by a decrease of 8% in net sales of client and endpoint solutions, attributed to declines in desktops in Mexico, components in Miami Export and consumer electronics in Brazil, Colombia and Mexico, partially offset by growth in mobility distribution, particularly smartphones in Peru. Additionally, net sales of advanced solutions offerings decreased by 11% year-over-year in the region as a result of declines in servers and networking in Mexico. These results were partially offset by an increase of 5% in net sales of cloud-based solutions, and a 36% increase in net sales of Other services, both driven primarily by strength in Brazil. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately 8% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions were flat compared to the prior year period and advanced solutions decreased by 2%, while cloud-based solutions increased by 23% and Other services increased by 60%.

Gross profit was $828,762 for the Thirteen Weeks Ended March 29, 2025, compared to $834,938 for the Thirteen Weeks Ended March 30, 2024. Gross margin decreased by 62 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024. The slight decrease in gross profit dollars, and the 62 basis point decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions, particularly in EMEA and Asia-Pacific as well as a decline in gross margin in both client and endpoint solutions and advanced solutions product categories during the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, which was largely a result of a combination of customer mix more towards large enterprise customers, particularly in North America, and geographic mix towards our lower margin, lower cost-to-serve Asia Pacific region. The heightened competitive pricing environment we saw in the India market also contributed to the lower gross margins during the current year quarter. The impact of foreign currencies relative to the U.S. dollar had a negative impact of 2 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses decreased $16,187, and decreased by 58 basis points of net sales in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024. The decrease in SG&A dollars is driven by decreases in compensation and headcount expenses of $14,047, attributed to the restructuring efforts initiated during 2024 and further described below, and declines in Corporate costs of $5,553, other miscellaneous expenses of $4,756, and repair and maintenance expenses of $2,644. These decreases were partially offset by increases in stock-based compensation expense of $2,764 and integration and transition costs of $2,716. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 11 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirteen Weeks Ended March 29, 2025, we recognized $1,933 of restructuring costs, which relates to efforts that began in the fourth quarter of 2024 to enhance organization efficiency and strengthen customer service capabilities to better position the Company for long-term, sustainable growth. These charges included organizational and staffing changes as well as headcount reductions. During the Thirteen Weeks Ended March 30, 2024, we recognized $22,665 of restructuring costs, which represented further actions taken under our global restructuring plan originally announced in July 2023. See Note 8 “Restructuring Costs” for further information regarding the restructuring activities during the Thirteen Weeks Ended March 29, 2025 and the Thirteen Weeks Ended March 30, 2024.
Income from operations was $200,864, or 1.64% of net sales, in the Thirteen Weeks Ended March 29, 2025, compared to $170,121, or 1.50% of net sales, in the Thirteen Weeks Ended March 30, 2024. The 14 basis point year-over-year increase in income from operations margin is primarily due to the reduction in SG&A expenses as a percentage of net sales described above as well as an 18 basis point impact from the year-over-year reduction in restructuring costs, offsetting the decrease in gross margin described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2 basis points on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 42 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024 primarily due to a reduction in SG&A expenses as a percentage of net sales in the region, including a decrease in compensation and headcount expenses by 82 basis points resulting from our efforts taken under our restructuring initiatives. Furthermore, restructuring costs decreased by 16 basis points and bad debt expense decreased by 13 basis points. These were partially offset by lower gross margin, particularly on advanced solutions net sales, driven by customer mix as discussed above.
Our EMEA income from operations margin increased 23 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024 primarily due to a reduction in restructuring costs, which decreased by 31 basis points of net sales. EMEA also saw improved leverage on SG&A expenses, which combined to help offset softer gross margins on the shift in sales mix factors described above. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison on the region’s income from operations margin.
Our Asia-Pacific income from operations margin decreased 40 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, primarily as a result of lower gross margin achievement from three primary factors: (1) geographic mix more towards our lower margin, lower-cost-to-serve China market, (2) a heavier concentration of lower margin mobility sales and (3) a heightened competitive market in India creating market pressure on overall margin. These factors were partially offset by a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 31 basis points and restructuring costs decreased by 11 basis points, partially offset by an increase in bad debt expense of 12 basis points. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.

Our Latin American income from operations margin increased 8 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024. This improvement was primarily driven by higher gross margin achievement on net sales of both advanced solutions and cloud-based solutions. Additionally, charges related to inventory write-offs in the region decreased by 26 basis points in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024. These factors combined contributed to a positive impact to income from operations margin of 56 basis points, which was partially offset by an increase in SG&A expenses as a percentage of net sales in the region, most notably, compensation and headcount expenses, which increased by 38 basis points largely as a result of the decrease in net sales described above, as well as integration and transition costs, which increased by 16 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 17 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended March 29, 2025, Corporate costs included $1,287 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the CLS Sale in 2022, as well as $1,241 related to investments in certain initiatives to accelerate our growth and profitability and optimize operations. In the Thirteen Weeks Ended March 30, 2024, Corporate costs consisted primarily of $6,250 of advisory fees paid to Platinum Advisors, and $2,379 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $947 in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024 primarily due to lower achievement of expected performance targets in the Thirteen Weeks Ended March 29, 2025.
Stock-based compensation expense increased by $2,764 in the Thirteen Weeks Ended March 29, 2025 compared to the Thirteen Weeks Ended March 30, 2024, primarily due to the issuance of time-vesting restricted stock units that were granted to certain key employees in connection with the IPO (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $100,461 in the Thirteen Weeks Ended March 29, 2025 compared to $93,440 in the Thirteen Weeks Ended March 30, 2024. The increase is largely driven by an increase of $11,391 in net foreign currency exchange loss driven by a more volatile foreign exchange environment in the current year. Additionally, the Thirteen Weeks Ended March 29, 2025 includes an unrealized loss of $3,622, while the Thirteen Weeks Ended March 30, 2024 includes an unrealized gain of $4,591 related to our investments held in Rabbi Trust. This was partially offset by a decrease in interest expense of $9,723, primarily as a result of lower average debt outstanding in the current year period due in particular to voluntary principal payments of $483,100 on our Term Loan Credit Facility made in fiscal year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025.
We recorded an income tax provision of $31,214, or an effective tax rate of 31.1%, in the Thirteen Weeks Ended March 29, 2025, compared to $27,129, or an effective tax rate of 35.4% in the Thirteen Weeks Ended March 30, 2024. The tax provision for the Thirteen Weeks Ended March 29, 2025, included $3,098 of tax expense, or 3.1% of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended March 30, 2024, included $2,652 of tax expense, or 3.5% of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirteen Weeks Ended March 30, 2024, also included $2,151 of tax expense, or 2.8% of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is under valuation allowance.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $881,637 and $918,401 at March 29, 2025 and December 28, 2024, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,312,934 at March 29, 2025 and $4,142,013 at December 28, 2024.

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Cash (used in) provided by:
Operating activities	$(200,430)	$(100,266)
Investing activities	$58,291	$24,107
Financing activities	$96,759	$3,516
Operating activities used net cash of $200,430 and $100,266 during the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively. The higher net cash used during the Thirteen Weeks Ended March 29, 2025 primarily reflects our investment in working capital, particularly in inventory to capture demand and pricing opportunities, partially offset by lower receivable balances due to timely collections to close out the current-year quarter.
Investing activities provided net cash of $58,291 and $24,107 during the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively. The net cash provided during the Thirteen Weeks Ended March 29, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $71,031, partially offset by capital expenditures of $29,737. The net cash provided during the Thirteen Weeks Ended March 30, 2024 was primarily driven by proceeds from the deferred purchase price of factored receivables of $69,060, partially offset by capital expenditures of $35,579.
Financing activities provided net cash of $96,759 and $3,516 during the Thirteen Weeks Ended March 29, 2025 and Thirteen Weeks Ended March 30, 2024, respectively. The net cash provided during the Thirteen Weeks Ended March 29, 2025 was primarily driven by net proceeds from revolving and other credit facility of $235,374 and gross proceeds from other debt of $17,228, partially offset by the voluntary repayment of our term loan of $125,000, the dividend payment of $17,377 and gross repayments of other debt of $15,854. The net cash provided during the Thirteen Weeks Ended March 30, 2024 primarily reflects gross proceeds from other debt for $24,249 and net proceeds from revolving and other credit facilities for $22,490, partially offset by gross repayments of other debt of $30,015, and the change in unremitted cash collections from servicing factored receivables of $12,274.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,480,689, of which $3,482,724 was outstanding, at March 29, 2025. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $881,637 and $918,401 at March 29, 2025 and December 28, 2024, respectively, of which $809,210 and $856,051, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 20% and 10% of our total cash and cash equivalents at March 29, 2025 and December 28, 2024, respectively, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, India, Canada, and Australia. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of March 29, 2025 and December 28, 2024, we had book overdrafts of $425,969 and $544,029, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies, for at least the next twelve months. We currently anticipate that the cash used for debt repayments will primarily come from our domestic cash, cash generated from ongoing U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace maturing credit facilities and other indebtedness in a timely manner on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
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
On April 22, 2021, in anticipation of the acquisition of Ingram Micro by Platinum, Imola Merger Corporation (“Escrow Issuer”) offered $2,000,000 Senior Secured Notes due May 2029 (“2029 Notes”). Prior to the acquisition, the 2029 Notes were the sole obligation of the Escrow Issuer. Upon consummation of the acquisition on July 2, 2021, the proceeds from the notes were used, in part, to finance the acquisition and repay existing indebtedness. The notes bear interest at a rate of 4.75% per annum, which is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2021. On July 2, 2021, we recognized $1,945,205, net of debt issuance costs of $54,795, associated with the 2029 Notes.

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate ("SOFR") by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility again, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. Borrowings under the Term Loan Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.75% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.75%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 we voluntarily repaid an incremental $125,000. As of March 29, 2025 and December 28, 2024, $762,106 and $885,882 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the ("ABL Credit Facilities"), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of March 29, 2025 and December 28, 2024, we had borrowings of $20,000 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 6.0% and 6.7% per annum at March 29, 2025 and December 28, 2024, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $405,750, at March 29, 2025 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At March 29, 2025 and December 28, 2024, we had borrowings of $298,008 and $312,630 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 4.0% and 4.9% per annum at March 29, 2025 and December 28, 2024, respectively.
At March 29, 2025, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,905,266, of which $318,008 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $841,794 at March 29, 2025. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 29, 2025 and December 28, 2024, respectively, we had $431,087 and $182,713 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.4% and 6.9% per annum at March 29, 2025 and December 28, 2024, respectively. At March 29, 2025 and December 28, 2024, letters of credit totaling $210,398 and $166,613, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At March 29, 2025 and December 28, 2024, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 29, 2025 and December 28, 2024, we had a total of $738,053 and $737,302, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,471. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. During the Thirteen Weeks Ended March 29, 2025, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Japanese yen, New Zealand dollars, Singapore dollars, Bulgarian lev, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Mexican pesos, Peruvian sol, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.
We monitor our foreign exchange risk using a Value-at-Risk (“VaR”) model. The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $2,424 and $551 as of March 29, 2025 and December 28, 2024, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of March 29, 2025, our annual interest expense would change by approximately $8,219. Assuming that our ABL Revolving Credit Facility was fully drawn as of March 29, 2025, each one-eighth percentage point change in interest rates would result in a change of approximately $5,377 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
Our management objective is to finance our business at interest rates that are competitive in the marketplace while moderating our exposure to volatility in interest costs. To achieve our objectives, we may utilize both variable- and fixed-rate debt with a portion of our variable interest rate exposure from time to time mitigated through interest rate swaps or other derivative instruments. To mitigate the Company’s exposure to interest rate risk arising from the Company’s long-term debt, the Company entered into certain agreements during the first quarter of 2023 to establish a 5.5% upper limit on the London Interbank Offered Rate ("LIBOR") interest rate applicable to a substantial portion of the borrowings under the Term Loan Credit Facility. Due to the cessation of the LIBOR interest rate on June 30, 2023, we amended the interest rate cap agreements to establish a 5.317% upper limit on the SOFR interest rate. These interest rate cap agreements transitioned from LIBOR to SOFR as the interest reference rate during the third quarter of 2023. On March 31, 2025, the interest rate cap agreements expired and we have not renewed them. The Company has funded, and to the extent applicable expects to continue to fund, increases in the Company’s interest expense resulting from rising interest rates through cash flows from operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below as of March 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified material weaknesses in our internal control over financial reporting as previously disclosed in our Annual Report. We did not design and maintain an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements. These material weaknesses resulted in immaterial misstatements to the interim and annual consolidated financial statements between 2021 and 2023 and the revision of the 2022 annual consolidated financial statements (balance sheet and the statement of cash flows) and 2023 interim condensed consolidated financial statements (balance sheet and the statement of cash flows) and the restatement of certain interim and annual consolidated financial statements between 2020 and 2023 as a result of errors in the consolidated balance sheets and consolidated statements of cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended March 29, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

This information is set forth under Note 10, “Commitments and Contingencies” to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations, financial condition and cash flows, from the risk factors previously disclosed in the section entitled “Risk Factors” included in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information

During the Thirteen Weeks Ended March 29, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 8, 2025
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)