Form 10-Q
period 2025-06-28
Ingram Micro Holding Corp
filed 2025-08-06
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of July 30, 2025 was 234,843,994.

INGRAM MICRO HOLDING CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and those included within our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “Annual Report”), including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
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

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$856,668	$918,401
Trade accounts receivable (less allowances of $159,008 and $146,999, respectively)	9,150,672	9,448,354
Inventory	5,509,732	4,699,483
Other current assets	944,887	734,939
Total current assets	16,461,959	15,801,177
Property and equipment, net	526,447	482,503
Operating lease right-of-use assets	397,486	412,662
Goodwill	853,727	833,662
Intangible assets, net	718,624	772,571
Other assets	494,991	477,115
Total assets	$19,453,234	$18,779,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,049,387	$10,005,824
Accrued expenses and other	970,380	1,021,958
Short-term debt and current maturities of long-term debt	690,801	184,860
Short-term operating lease liabilities	95,396	93,889
Total current liabilities	11,805,964	11,306,531
Long-term debt, less current maturities	3,039,545	3,168,280
Long-term operating lease liabilities, net of current portion	355,793	369,493
Other liabilities	204,286	201,511
Total liabilities	15,405,588	15,045,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at June 28, 2025 and December 28, 2024, and 234,843,994 and 234,825,581 shares issued and outstanding at June 28, 2025 and December 28, 2024, respectively	2,348	2,348
Additional paid-in capital	2,912,931	2,903,842
Retained earnings	1,403,586	1,337,399
Accumulated other comprehensive loss	(271,219)	(509,714)
Total stockholders’ equity	4,047,646	3,733,875
Total liabilities and stockholders’ equity	$19,453,234	$18,779,690

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$12,793,956	$11,541,439	$25,074,799	$22,876,373
Cost of sales	11,954,797	10,713,009	23,406,878	21,213,005
Gross profit	839,159	828,430	1,667,921	1,663,368
Operating expenses:
Selling, general and administrative	696,322	647,442	1,322,287	1,289,594
Restructuring costs	21	(140)	1,954	22,525
Total operating expenses	696,343	647,302	1,324,241	1,312,119
Income from operations	142,816	181,128	343,680	351,249
Other (income) expense:
Interest income	(10,065)	(10,054)	(23,883)	(20,365)
Interest expense	72,884	86,924	147,773	171,536
Net foreign currency exchange loss	20,611	6,937	44,328	19,263
Other	(499)	14,158	15,174	20,971
Total other (income) expense	82,931	97,965	183,392	191,405
Income before income taxes	59,885	83,163	160,288	159,844
Provision for income taxes	22,059	28,578	53,273	55,707
Net income	$37,826	$54,585	$107,015	$104,137
Basic earnings per share	$0.16	$0.25	$0.46	$0.47
Diluted earnings per share	$0.16	$0.25	$0.46	$0.47

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$37,826	$54,585	$107,015	$104,137
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	164,235	(55,881)	238,658	(139,780)
Other	8	(171)	(163)	(342)
Other comprehensive income (loss), net of tax	164,243	(56,052)	238,495	(140,122)
Comprehensive income (loss)	$202,069	$(1,467)	$345,510	$(35,985)

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended June 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 29, 2025	234,825,581	$2,348	$2,906,606	$1,389,211	$(435,462)	$3,862,703
Dividends declared	—	—	—	(23,451)	—	(23,451)
Net income	—	—	—	37,826	—	37,826
Stock-based compensation expense	—	—	6,325	—	—	6,325
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	18,413	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	164,235	164,235
Other	—	—	—	—	8	8
Balance at June 28, 2025	234,843,994	$2,348	$2,912,931	$1,403,586	$(271,219)	$4,047,646

	Twenty-Six Weeks Ended June 28, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	234,825,581	$2,348	$2,903,842	$1,337,399	$(509,714)	$3,733,875
Dividends declared	—	—	—	(40,828)	—	(40,828)
Net income	—	—	—	107,015	—	107,015
Stock-based compensation expense	—	—	9,089	—	—	9,089
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	18,413	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	238,658	238,658
Other	—	—	—	—	(163)	(163)
Balance at June 28, 2025	234,843,994	$2,348	$2,912,931	$1,403,586	$(271,219)	$4,047,646

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended June 29, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 30, 2024	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,129,328	$(315,557)	$3,471,771
Dividends declared	—	—	—	—	—	(6,599)	—	(6,599)
Net income	—	—	—	—	—	54,585	—	54,585
Foreign currency translation adjustment	—	—	—	—	—	—	(55,881)	(55,881)
Other	—	—	—	—	—	—	(171)	(171)
Balance at June 29, 2024	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,177,314	$(371,609)	$3,463,705

	Twenty-Six Weeks Ended June 29, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2023	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,079,776	$(231,487)	$3,506,289
Dividends declared	—	—	—	—	—	(6,599)	—	(6,599)
Net income	—	—	—	—	—	104,137	—	104,137
Foreign currency translation adjustment	—	—	—	—	—	—	(139,780)	(139,780)
Other	—	—	—	—	—	—	(342)	(342)
Balance at June 29, 2024	220,742,854	$2,207	1,657,146	$17	$2,655,776	$1,177,314	$(371,609)	$3,463,705

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$107,015	$104,137
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	97,981	92,461
Stock-based compensation	9,089	—
Noncash charges for interest and bond discount amortization	9,352	15,078
Amortization of operating lease asset	62,065	64,567
Deferred income taxes	(26,854)	(20,493)
Loss on foreign exchange	45,493	8,163
Loss on write-down of assets held for sale	32,757	—
Other	(4,896)	(6,803)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	463,238	600,052
Inventory	(623,888)	(163,490)
Other assets	(187,387)	(65,273)
Accounts payable	(132,604)	(257,156)
Change in book overdrafts	(184,060)	92,193
Operating lease liabilities	(87,639)	(62,520)
Accrued expenses and other	(78,052)	(99,998)
Cash (used in) provided by operating activities	(498,390)	300,918
Cash flows from investing activities:
Capital expenditures	(64,961)	(68,688)
Proceeds from deferred purchase price of factored receivables	141,445	128,515
Issuance of notes receivable	(12,501)	(43,374)
Proceeds from notes receivable	20,510	21,597
Proceeds from sale of equity investments	20,805	7,670
Other	11,420	1,347
Cash provided by investing activities	116,718	47,067
Cash flows from financing activities:
Dividends paid to stockholders	(40,828)	(6,174)
Change in unremitted cash collections from servicing factored receivables	(3,587)	(8,630)
Repayment of Term Loans	(125,000)	(150,000)
Gross proceeds from other debt	29,820	41,826
Gross repayments of other debt	(32,574)	(49,833)
Net proceeds (repayments) from revolving and other credit facilities	452,161	(136,918)
Other	(7,019)	(934)
Cash provided by (used in) financing activities	272,973	(310,663)
Effect of exchange rate changes on cash and cash equivalents	46,966	(57,050)
Decrease in cash and cash equivalents	(61,733)	(19,728)
Cash and cash equivalents at beginning of period	918,401	948,490
Cash and cash equivalents at end of period	$856,668	$928,762
Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$128,961	$124,809

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 1 – Organization and Basis of Presentation
Ingram Micro Holding Corporation and its subsidiaries (collectively, “Ingram Micro”) are primarily engaged in the distribution of information technology (“IT”) products, cloud and other services worldwide. Ingram Micro operates in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Ingram Micro Holding Corporation is a holding company with no material assets other than the indirect ownership of the stock of Ingram Micro Inc., and its operations are conducted through its wholly owned subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” in these notes to the unaudited condensed consolidated financial statements refers to Ingram Micro Holding Corporation together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of June 28, 2025, our consolidated results of operations and comprehensive income (loss) for the Thirteen Weeks Ended June 28, 2025, Twenty-Six Weeks Ended June 28, 2025, Thirteen Weeks Ended June 29, 2024 and Twenty-Six Weeks Ended June 29, 2024 and our consolidated cash flows for the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, the unaudited condensed consolidated interim financial information does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 28, 2024 (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 28, 2025 may not be indicative of the consolidated results of operations that can be expected for the full year.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an ongoing basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ significantly from these estimates.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Revenue Recognition
In our distribution services model, we buy, hold title to and sell technology products and provide services to resellers, referred to subsequently as our customers, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support and inventory management. In Client and Endpoint Solutions, Advanced Solutions, and Cloud-based solutions, we generally sell products and services to our customers (resellers) based on purchase orders instead of long-term contracts. Our agreements are generally not subject to minimum purchase requirements. Our customers place purchase orders with us for each transaction. Generally, our customers may cancel, delay or modify their purchase orders. In order to set up an account to trade with us, our customers generally have to accept our standard terms and conditions of sale which, together with the purchase order, form a binding contract on each individual order to which the purchase order applies. Our pricing varies greatly and depends on many factors including costs, competitive pressure, availability of inventory, seasonality and vendor promotional programs, among others. We may offer early payment discounts or volume incentive rebates to our customers. The customer contracts relating to our Other services generally provide for an initial term of three to five years, subject to extension by the mutual agreement of the parties, allow for termination for convenience by either party generally after the second year and the pricing is fixed by discrete type of service and typically varies depending on the volume of the relevant services. We do not believe any contract related to our Other services has a material impact on our business or financial condition. Products are delivered via shipment from our facilities, drop-shipment directly from our vendors, or by electronic delivery of keys for software products. We recognize revenue when the control of products is transferred to our customers, which generally happens at the point of shipment or point of delivery.
Any supplemental distribution services we provide are typically recognized over time as the services are performed. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. Additionally, we offer services related to our supply chain management and platform-as-a-service offerings. Our fee-based commerce and supply chain services are billed and recognized on a per-item service fee arrangement at the point when the service is provided. Our platform-as-a-service offering generates revenue through licensing the right to use the intellectual property (on-premise license), which is recognized at a point in time, providing the right to access, which is recognized over time across the term of the contract, or through our cloud marketplace, which is recognized in the amount of the net fee associated with serving as an agent when the services are provided. Service revenues represented less than 10% of total net sales for the periods presented. Related contract liabilities were not material for the periods presented.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $133,273 and $131,298 as of June 28, 2025 and December 28, 2024, respectively.
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
Book Overdrafts
Book overdrafts of $360,002 and $544,029 as of June 28, 2025 and December 28, 2024, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 28, 2025 and December 28, 2024, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At June 28, 2025 and December 28, 2024, there were $47,779 and $54,912, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the payments from customers on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At June 28, 2025 and December 28, 2024, we recorded unremitted cash within accrued expenses and other of $1,370 and $4,497, respectively.
At June 28, 2025 and December 28, 2024, we had a total of $703,466 and $737,302, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $8,541 and $9,529 were incurred for the Thirteen Weeks Ended June 28, 2025 and Thirteen Weeks Ended June 29, 2024, respectively, and $17,192 and $18,473 were incurred for the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in “other” within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregate to $8,018 and $6,922 as of June 28, 2025 and December 28, 2024, respectively, and is classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Dividends Paid to Stockholders
The following table presents the dividends paid to stockholders for the Thirteen Weeks Ended March 29, 2025, Thirteen Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 28, 2025, on the Company’s Common Stock, par value $0.01 per share (“Common Stock”):

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 29, 2025	$0.074	$17,377
Thirteen Weeks Ended June 28, 2025	$0.076	$17,848
Twenty-Six Weeks Ended June 28, 2025	$0.150	$35,225
We also paid cash dividends of $5,603 and $6,174 to the Aptec Saudi minority interest stockholders of record for the Thirteen and Twenty-Six Weeks Ended June 28, 2025, and June 29, 2024, respectively.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. We are party to agreements, initiated either by the vendor or us, which allow vendors, at their discretion, to determine invoices that they want to sell to participating financial institutions. We are not a party to the agreements between the participating financial institutions and the vendors in connection with these programs, and the financial institutions do not provide us with incentives such as rebates. There are no assets pledged under these agreements and no interest is charged by the financial institutions as balances are typically paid when they are due. Certain agreements may require a parent guarantee, although parent guarantees are also required in certain vendor agreements that do not involve financial institutions. The payment terms under these arrangements typically range from 30 to 90 days. Certain programs provide for extended payment terms which are within standard industry practice and consistent with the range of payment terms we negotiate with our vendors, regardless of whether they have an agreement with a financial institution. At June 28, 2025 and December 28, 2024, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,298,399 and $2,392,755, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of June 28, 2025 and December 28, 2024.
Stock Conversion and Stock Split
In connection with our initial public offering (the “IPO”), on October 23, 2024, we converted our Class A voting common stock and Class B non-voting common stock into Common Stock, on a 1-for-1 basis and effected a 8,367.19365-for-1 stock split with respect to our Common Stock. All figures have been presented on the basis of this stock split wherever applicable for the periods presented within these unaudited condensed consolidated financial statements.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Held for Sale
Assets and liabilities to be disposed of by sale are classified as “held for sale” if they are available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.
During the second quarter of 2025, we committed to plans to sell a group of assets related to our CloudBlue operations and a group of assets related to another non-strategic business in our North American region. The disposal groups met the criteria to be classified as held for sale in accordance with Accounting Standards Codification (“ASC”) 360. As a result, we recognized a write-down loss of $43,237 during the Thirteen and Twenty-Six Weeks Ended June 28, 2025, of which $32,757 is recognized within selling, general, and administrative (“SG&A”) expenses and $10,480 within cost of sales, to write down the carrying amount of the disposal groups to their estimated fair values less costs to sell.
The assets and liabilities of the disposal groups classified as held for sale are recorded within other current assets and accrued expenses and other, and are not separately presented in the unaudited condensed consolidated balance sheets or disclosed herein as they are not material to the unaudited condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis in order to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the adoption impact that this ASU will have on our income tax disclosures in the notes to our consolidated financial statements.
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
In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the “2024 Plan”) as more fully described in Note 2, “Significant Accounting Policies” to the Consolidated Financial Statements included in our Annual Report. During the Twenty-Six Weeks Ended June 28, 2025, we granted time-vesting restricted stock units that vest over a time period of three years and performance-vesting restricted stock units that vest upon the achievement of certain performance targets measured after a time period of three years. For stock-based awards, we account for forfeitures as they occur.

Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards (in thousands)
Non-vested at December 28, 2024	72,646
Granted	280
Vested	(19,793)
Forfeited	(8,855)
Non-vested at June 28, 2025	44,278

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Compensation expense - cash awards	$5,475	$6,805	$9,968	$12,245
Related income tax benefit	$1,369	$1,701	$2,492	$3,061
As of June 28, 2025, the unrecognized compensation costs related to the cash awards were $23,143. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.4 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	1,134	$22.01
Granted	1,307	18.97
Vested	(18)	22.89
Forfeited	(7)	18.44
Non-vested at June 28, 2025	2,416	$20.37

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2025	June 28, 2025
Compensation expense	$5,091	$7,589
Related income tax benefit	$956	$1,268
As of June 28, 2025, the unrecognized compensation costs related to the time-vesting restricted stock units was $40,388. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.6 years.
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	2,468	$17.42
Granted	1,283	18.83
Forfeited	(7)	18.08
Non-vested at June 28, 2025	3,744	$17.90

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2025	June 28, 2025
Compensation expense	$1,234	$1,500
Related income tax benefit	$168	$196
As of June 28, 2025, the unrecognized compensation costs related to the performance-vesting restricted stock units was $22,536. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.8 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At June 28, 2025 and December 28, 2024, we had no derivatives that were designated as hedging instruments.
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
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	June 28, 2025	December 28, 2024	June 28, 2025	December 28, 2024
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$121,401	$472,324	$315	$12,510
Interest rate cap	—	1,375,000	—	—
Other(2)	1,265	1,265	11,540	9,616
Accrued expenses and other
Foreign exchange contracts	244,996	189,044	(3,426)	(780)
Total	$367,662	$2,037,633	$8,429	$21,346
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
(2) Related to a convertible note receivable derivative.
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivative instruments not qualifying as cash flow hedges:	Location of (gain) loss in income
Net (gain) loss recognized in earnings	Net foreign currency exchange loss	$(10,272)	$(2,500)	$(26,996)	$(9,955)
	Interest expense	$—	$276	$—	$685
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
As of June 28, 2025, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	June 28, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$11,855	$—	$11,855	$—
Investments held in Rabbi Trust	86,024	86,024	—	—
Total assets at fair value	$97,879	$86,024	$11,855	$—

Liabilities:
Derivative liabilities	$3,426	$—	$3,426	$—
Contingent consideration	1,918	—	—	1,918
Total liabilities at fair value	$5,344	$—	$3,426	$1,918
As of December 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$22,126	$—	$22,126	$—
Investments held in Rabbi Trust	93,770	93,770	—	—
Total assets at fair value	$115,896	$93,770	$22,126	$—

Liabilities:
Derivative liabilities	$780	$—	$780	$—
Contingent consideration	2,888	—	—	2,888
Total liabilities at fair value	$3,668	$—	$780	$2,888
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	June 28, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,920,000	$—	$1,920,000	$—	$1,973,277
Term loan credit facility	804,907	—	804,907	—	762,311
	$2,724,907	$—	$2,724,907	$—	$2,735,588

	December 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,885,000	$—	$1,885,000	$—	$1,969,768
Term loan credit facility	931,535	—	931,535	—	885,882
	$2,816,535	$—	$2,816,535	$—	$2,855,650
Note 6 – Acquisitions, Goodwill and Intangible Assets
Earn-out and Holdback Liabilities
Earn-out liabilities for the Twenty-Six Weeks Ended June 28, 2025 decreased by $970 to $1,918. Holdback liabilities were immaterial for the periods presented.
Finite-lived Identifiable Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 12 years with the predominant amounts having lives of 9 to 12 years.
Intangible assets consist of the following:

	June 28, 2025			December 28, 2024
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$604,243	$(202,073)	$402,170	$583,980	$(170,831)	$413,149
Tradename and trademarks	428,834	(114,439)	314,395	417,532	(97,485)	320,047
Software and developed technology	4,118	(2,059)	2,059	70,000	(30,625)	39,375
Others	7,661	(7,661)	—	7,330	(7,330)	—
Total Intangible assets, net	$1,044,856	$(326,232)	$718,624	$1,078,842	$(306,271)	$772,571
Amortization expense was $21,867 and $21,704 for the Thirteen Weeks Ended June 28, 2025 and Thirteen Weeks Ended June 29, 2024, respectively, and $43,297 and $43,494 for the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	June 28, 2025	December 28, 2024
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $26,723 and $30,232, respectively	$1,973,277	$1,969,768
Term loan credit facility, net of unamortized discount of $11,318 and $12,020, respectively, and unamortized deferred financing costs of $28,271 and $28,998, respectively	762,311	885,882
ABL revolving credit facility	225,000	—
Revolving trade accounts receivable-backed financing programs	303,957	312,630
Lines of credit and other debt	465,801	184,860
Total debt	3,730,346	3,353,140
Short-term debt and current maturities of long-term debt	(690,801)	(184,860)
Total long-term debt	$3,039,545	$3,168,280
In March 2025, we voluntarily repaid $125,000 on our Term Loan Credit Facility. In June 2025, we amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points so that term loans will bear interest at a rate, at our option, based on (i) adjusted Term SOFR plus an applicable margin of 225 basis points, or (ii) the base rate plus an applicable margin of 125 basis points, in each case.
Note 8 – Restructuring Costs
As a result of changing global and local market conditions, in 2023 we initiated a global restructuring plan which resulted in organizational and staffing changes, including headcount reductions, primarily in our North American segment. Additional actions were taken in the first quarter of 2024.
In the fourth quarter of 2024, we implemented further initiatives to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions. Completion of these actions continued into the second quarter of 2025, with charges totaling $18,290 inclusive of amounts recognized in the fourth quarter of 2024. We do not expect any material charges related to this program in subsequent quarters.
There were no material restructuring costs in the Thirteen Weeks Ended June 28, 2025 and Thirteen Weeks Ended June 29, 2024. The following tables summarize the restructuring costs incurred in the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Twenty-Six Weeks Ended June 28, 2025
North America		$714	$245	$959
EMEA		478	517	995
Asia-Pacific		—		—
Latin America		—		—
Total	70	$1,192	$762	$1,954

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Twenty-Six Weeks Ended June 29, 2024
North America		$7,181	$230	$7,411
EMEA		11,390	—	11,390
Asia-Pacific		3,384	—	3,384
Latin America		281	59	340
Total	503	$22,236	$289	$22,525
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2024 and 2025 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Twenty-Six Weeks Ended June 28, 2025
Employee termination benefits	$12,186	$1,192	$(10,306)	$621	$3,693
Facility and other costs	—	762	(756)	3	9
Total	$12,186	$1,954	$(11,062)	$624	$3,702
The remaining liability of $3,702 will be substantially paid by the end of 2025.
Note 9 – Income Taxes
For the Thirteen Weeks Ended June 28, 2025, and Thirteen Weeks Ended June 29, 2024, our effective tax rate was 36.8% and 34.4%, respectively. For the Twenty-Six Weeks Ended June 28, 2025, and Twenty-Six Weeks Ended June 29, 2024, our effective tax rate was 33.2% and 34.9%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended June 28, 2025, included $4,721 of tax expense, or 7.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended June 29, 2024, included $3,273 of tax expense, or 3.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirteen Weeks Ended June 29, 2024, included $1,678 of tax expense, or 2.0% of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.
The tax provision for the Twenty-Six Weeks Ended June 28, 2025, included $7,819 of tax expense, or 4.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Twenty-Six Weeks Ended June 29, 2024, included $5,926 of tax expense, or 3.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Twenty-Six Weeks Ended June 29, 2024, included $1,945 of tax expense, or 1.2% of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is under valuation allowance. The tax provision for the Twenty-Six Weeks Ended June 29, 2024, also included $1,678 of tax expense, or 1.0% of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.

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
At June 28, 2025, we had gross unrecognized tax benefits of $16,562 compared to $15,666 at December 28, 2024. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,405 and $8,985 at June 28, 2025 and December 28, 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 17,035 ($3,111 at June 28, 2025 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 856,366 ($156,390 at June 28, 2025 exchange rates) in principal and associated penalties, interest and fines.
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($111,359 at June 28, 2025 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,491 at June 28, 2025 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. In July 2025, we reached a settlement agreement with ZATCA related to the 2015 through 2020 tax assessments for Saudi Riyal 6,342 ($1,691 at June 28, 2025 exchange rates), of which approximately $1,450 has been paid. The remaining balance of Saudi Riyal 875 ($233 at June 28, 2025 exchange rates) is expected to be paid promptly to conclude the matter. In February 2024 and early April 2024, ZATCA issued new guidelines on taxation of payments for software, which largely appear to no longer assert that withholding tax is due on payments to non-resident vendors for software distributed to resellers which apply on a prospective basis. We strongly believe that we have administered taxes correctly and that these payments to non-resident vendors for software distributed to resellers are not subject to withholding tax.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We may be subject to non-income based tax unasserted claims related to transactions with certain non-U.S. affiliates and indirect tax related matters. As of June 28, 2025, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,129. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
Geographic areas in which we operated our reportable segments during the periods presented include North America (the United States and Canada), EMEA (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, and Thailand) and Latin America (Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 3, “Employee Awards”) and certain Corporate costs; therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales
North America	$4,982,224	$4,380,304	$9,416,775	$8,420,643
EMEA	3,479,414	3,319,858	6,904,151	6,724,163
Asia-Pacific	3,478,838	2,994,960	7,097,020	6,007,137
Latin America	853,480	846,317	1,656,853	1,724,430
Total	$12,793,956	$11,541,439	$25,074,799	$22,876,373

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Significant segment expenses
Cost of sales
North America	$4,635,787	$4,050,070	$8,717,727	$7,741,815
EMEA	3,214,261	3,065,058	6,383,746	6,209,245
Asia-Pacific	3,332,841	2,836,071	6,808,610	5,702,932
Latin America	771,908	761,810	1,496,795	1,559,013
Total	$11,954,797	$10,713,009	$23,406,878	$21,213,005
Compensation
North America	$215,061	$215,272	$422,254	$437,240
EMEA	137,416	128,393	265,466	255,417
Asia-Pacific	52,969	52,144	103,716	103,580
Latin America	32,698	34,380	64,443	65,736
Total	$438,144	$430,189	$855,879	$861,973
Depreciation costs
North America	$21,739	$17,646	$42,336	$34,859
EMEA	3,830	3,730	7,344	7,666
Asia-Pacific	1,463	1,643	2,988	3,302
Latin America	1,051	1,475	2,016	3,140
Total	$28,083	$24,494	$54,684	$48,967
Intangible asset amortization
North America	$10,529	$10,537	$21,043	$21,082
EMEA	6,234	5,955	12,096	11,954
Asia-Pacific	4,307	4,356	8,584	8,726
Latin America	797	856	1,574	1,732
Total	$21,867	$21,704	$43,297	$43,494
Other departmental operating expenses (a)
North America	$51,034	$47,336	$101,792	$98,259
EMEA	41,738	42,579	81,487	84,413
Asia-Pacific	25,819	21,948	45,537	40,615
Latin America	12,343	13,653	25,688	27,490
Total	$130,934	$125,516	$254,504	$250,777
Integration and transition costs (b)
North America	$33,338	$1,211	$35,177	$2,079
EMEA	40	1,029	356	1,029
Asia-Pacific	38	32	125	112
Latin America	9	68	11	(1,352)
Total	$33,425	$2,340	$35,669	$1,868
Other segment items (c)
North America	$(18,109)	$(25,542)	$(40,781)	$(38,335)
EMEA	20,181	20,512	40,694	52,793
Asia-Pacific	17,767	17,500	37,493	36,043
Latin America	9,553	10,810	18,235	20,955
Total	$29,392	$23,280	$55,641	$71,456

Total segment expenses	$12,636,642	$11,340,532	$24,706,552	$22,491,540

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income from operations
North America	$32,845	$63,774	$117,227	$123,644
EMEA	55,714	52,602	112,962	101,646
Asia-Pacific	43,634	61,266	89,967	111,827
Latin America	25,121	23,265	48,091	47,716
Segment profit	$157,314	$200,907	$368,247	$384,833

Reconciliation of segment profit to income before income taxes
Corporate	$(2,698)	$(12,974)	$(5,510)	$(21,339)
Cash-based compensation	(5,475)	(6,805)	(9,968)	(12,245)
Stock-based compensation	(6,325)	—	(9,089)	—
Other (income) expense
Interest income	$(10,065)	$(10,054)	$(23,883)	$(20,365)
Interest expense	72,884	86,924	147,773	171,536
Net foreign currency exchange loss	20,611	6,937	44,328	19,263
Other expense	(499)	14,158	15,174	20,971

Income before income taxes	$59,885	$83,163	$160,288	$159,844
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) net write-down charges related to assets and liabilities held for sale in the Thirteen and Twenty-Six Weeks Ended June 28, 2025, (ii) professional, consulting and integration costs associated with our acquisitions and (iii) consulting, retention and transition costs associated with our restructuring programs charged to SG&A, expenses.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic earnings per share:
Net income attributable to common stockholders	$37,826	$54,585	$107,015	$104,137
Weighted-average number of common shares - basic	234,838,391	222,400,000	234,831,986	222,400,000
Basic earnings per share	$0.16	$0.25	$0.46	$0.47

Diluted earnings per share:
Net income attributable to common stockholders	$37,826	$54,585	$107,015	$104,137

Weighted-average number of common shares - basic	234,838,391	222,400,000	234,831,986	222,400,000
Effect of dilutive securities
Restricted stock units	90,280	—	102,728	—
Weighted-average number of common shares - diluted	234,928,671	222,400,000	234,934,714	222,400,000

Diluted earnings per share	$0.16	$0.25	$0.46	$0.47

Anti-dilutive shares excluded from diluted earnings per share calculation	535,738	—	267,869	—
Note 13 - Related Party Transactions
In connection with our acquisition by Platinum, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Equity Advisors, LLC, an entity affiliated with Platinum (“Platinum Advisors”), pursuant to which Platinum Advisors provided corporate and advisory services to us. Upon completion of the IPO, the CASA was terminated. During the Thirteen Weeks Ended June 29, 2024 and Twenty-Six Weeks Ended June 29, 2024, we incurred fees and expenses of $6,301 and $12,651, respectively, under the CASA. These amounts have been included within SG&A expenses within the Condensed Consolidated Statements of Income.
Note 14 - Subsequent Events
On August 6, 2025, the Company announced that its board of directors had declared a cash dividend on the Company’s common stock of $0.078 per share. The dividend is payable on September 2, 2025, to stockholders of record as of August 19, 2025.

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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cyber security, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration, Internet-of-Things (smart office/home automation) and artificial intelligence products.

•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here are the offerings of our CloudBlue business, which provides customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model. Our CloudBlue operations are a part of the divestiture committed to during the second quarter of 2025 (see the “Held for Sale” section in Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements).
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
Restructuring Costs
We have instituted a number of cost reduction and profit enhancement programs over the years, which in certain years included restructuring actions across various parts of our business to respond to changes in the economy and to further enhance productivity and profitability. These actions have included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities.
Foreign Currency Translation
The financial statements of our foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using (i) the exchange rate at each balance sheet date for assets and liabilities and (ii) an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a small number of operations within our EMEA, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the exchange rate in effect at the applicable balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and nonmonetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Condensed Consolidated Statements of Income.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended June 28, 2025 and Thirteen Weeks Ended June 29, 2024:
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments or certain Corporate costs; therefore, we are reporting these amounts separately.
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended June 28, 2025		Thirteen Weeks Ended June 29, 2024		Amount	Percentage
North America	$4,982,224	39%	$4,380,304	38%	$601,920	13.7%
EMEA	3,479,414	27	3,319,858	29	159,556	4.8
Asia-Pacific	3,478,838	27	2,994,960	26	483,878	16.2
Latin America	853,480	7	846,317	7	7,163	0.8
Total	$12,793,956	100%	$11,541,439	100%	$1,252,517	10.9%

					Change Increase (Decrease)
	Thirteen Weeks Ended June 28, 2025		Thirteen Weeks Ended June 29, 2024		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$32,845	0.66%	$63,774	1.46%	$(30,929)	(0.80)%
EMEA	55,714	1.60	52,602	1.58	3,112	0.02
Asia-Pacific	43,634	1.25	61,266	2.05	(17,632)	(0.80)
Latin America	25,121	2.94	23,265	2.75	1,856	0.19
Corporate	(2,698)	—	(12,974)	—	10,276	—
Cash-based compensation expense	(5,475)	—	(6,805)	—	1,330	—
Stock-based compensation expense	(6,325)	—	—	—	(6,325)	—
Total	$142,816	1.12%	$181,128	1.57%	$(38,312)	(0.45)%

	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Net sales	100.00%	100.00%
Cost of sales	93.44	92.82
Gross profit	6.56	7.18
Operating expenses:
Selling, general and administrative	5.44	5.61
Restructuring costs	0.00	0.00
Income from operations	1.12	1.57
Total other (income) expense	0.65	0.85
Income before income taxes	0.47	0.72
Provision for income taxes	0.17	0.25
Net income	0.30%	0.47%
Consolidated net sales were $12,793,956 for the Thirteen Weeks Ended June 28, 2025, compared to $11,541,439 for the Thirteen Weeks Ended June 29, 2024. The 10.9% increase for the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024, was the result of year-over-year increases in net sales across each of our geographic segments. Globally, client and endpoint solutions increased by 15%, advanced solutions increased by 5%, cloud-based solutions increased by 7% and Other services increased by 1%. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 0.7%. On a constant currency basis, net sales of client and endpoint solutions increased by 14%, advanced solutions increased by 5%, cloud-based solutions increased by 6%, and Other services declined by 2%.
The $601,920, or 13.7%, increase in North American net sales for the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024, was primarily driven by a 17% increase in net sales of advanced solutions offerings, driven by growth in server and storage net sales in the United States. Additionally, net sales of client and endpoint solutions increased by 13% driven by growth in notebooks and desktops in the United States. These factors were partially offset by a 19% decrease in net sales of Other services in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 due to declines in our Reverse Logistics and Repair business in the United States. Additionally, cloud-based solutions net sales decreased by 2% in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 due to declines in both the United States and Canada. The net sales in North America remained heavily concentrated toward large enterprise customers in the Thirteen Weeks Ended June 28, 2025.
The $159,556, or 4.8%, increase in EMEA net sales for the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024, was a result of a 5% increase in net sales of client and endpoint solutions driven primarily by growth in desktops in the United Kingdom, Germany and Austria, growth in notebooks in the United Kingdom and Poland, and growth in components in Poland and France, partially offset by declines in mobility distribution in the United Kingdom and Poland. Additionally, advanced solutions offerings net sales increased by 3% due to growth in specialty products, specifically DC/POS in Germany and the United Kingdom as well as growth in server net sales in the United Arab Emirates. Additionally, Other services net sales increased by 25% driven by growth in our Reverse Logistics and Repair business in France, while cloud-based solutions net sales increased by 36%. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 5% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of cloud-based solutions increased by 29%, Other services increased by 19%, advanced solutions offerings decreased by 1% while client and endpoint solutions was flat compared to the prior year.
The $483,878, or 16.2%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 was driven by a 28% increase in net sales of client and endpoint solutions, due to growth in mobility distribution, particularly smartphones in China. Additionally, net sales of consumer electronics grew in India and net sales of desktops grew in China. Other services net sales also increased by 34% in the region, driven by growth in our ITAD and Reverse Logistics business in China. These results were partially offset by a 9% decrease in advanced solutions offerings net sales, driven by a decline in server net sales in India, as well as a 1% decrease in cloud-based solutions net sales during the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 29% and Other services increased by 35%, while advanced solutions offerings decreased by 8% and cloud-based solutions were flat compared to the prior year.

The $7,163, or 0.8%, increase in Latin American net sales for the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 was primarily driven by an increase of 10% in net sales of client and endpoint solutions, attributed to growth in mobility distribution, particularly smartphones in Peru, as well as growth in tablets in Miami Export. Additionally, net sales of cloud-based solutions increased by 26% year-over-year. These results were partially offset by a decrease of 20% in advanced solutions offerings net sales driven by declines in servers and specialty products in Mexico, declines in data center in Colombia and networking in Peru, Brazil, and Mexico. Additionally, Other services net sales decreased by 15% driven by declines in our ITAD business in Brazil. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 6% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 15% and cloud-based solutions increased by 36%, while advanced solutions offerings decreased by 15% and Other services decreased by 8%.
Gross profit was $839,159 for the Thirteen Weeks Ended June 28, 2025, compared to $828,430 for the Thirteen Weeks Ended June 29, 2024. Gross margin decreased by 62 basis points in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions, particularly in Asia-Pacific and Latin America, with a high concentration of mobility device sales. Also impacting the gross margin comparison is mix within our advanced solutions product categories more towards lower-margin server and storage product sets during the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. Furthermore, we continued to see customer mix concentrated more towards large enterprise customers across each geographic segment, and geographic mix impact of our highest sales growth coming from our lower-margin, lower-cost-to-serve Asia-Pacific region. The decrease in gross margin also includes the impact of a write-down of $10,480 recorded in cost of sales, or 8 basis points of net sales, in connection with the held for sale accounting for the planned sale of a group of assets related to non-core operations in our North America region. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of gross margin.
Total SG&A expenses increased $48,880, and decreased by 17 basis points of net sales in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. The increase in SG&A dollars includes a write-down of $32,757, or 26 basis points of net sales, related to the held for sale accounting for the planned sale of a group of assets related to our CloudBlue operations and a group of assets related to other non-core operations in our North America region. These charges were incurred to write down the carrying amount of the disposal group to their estimated fair values less costs to sell (see the “Held for Sale” section in Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements). Additionally, compensation and headcount expenses increased by $7,954, legal claims and settlement costs increased by $7,010, stock-based compensation increased by $6,325 and software-related costs increased by $4,245. The decrease in SG&A expenses as a percentage of net sales is a function of the improved leverage on operating expenses as sales increased from the prior year, reflective also of cost actions we have taken as recently as the end of our fiscal year ended December 28, 2024. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 3 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
Income from operations was $142,816, or 1.12% of net sales, in the Thirteen Weeks Ended June 28, 2025, compared to $181,128, or 1.57% of net sales, in the Thirteen Weeks Ended June 29, 2024. This decrease includes the write-down impacts noted above totaling $43,237, or 34 basis points of net sales, related to the held for sale accounting in the Thirteen Weeks Ended June 28, 2025, for the planned sale of our CloudBlue operations and another non-core business in our North America region. Income from operations margin was also negatively impacted by the decrease in gross margin described above. These results were partially offset by the reduction in SG&A expenses as a percentage of net sales, described above. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 80 basis points in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. The decrease includes the write-down impacts of $43,237, or 87 basis points of North American net sales, relating to the held for sale accounting of the two non-core businesses described above. This factor, as well as the additional negative impact of softer margins due to sales mix, were partially offset by a decrease in certain SG&A expenses as a percentage of net sales. Most notably compensation and headcount expenses decreased by 60 basis points, which is largely the result of the restructuring initiatives taken in the prior year.

Our EMEA income from operations margin increased 2 basis points in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 primarily due to a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, integration and transition costs decreased by 3 basis points of net sales, rental and occupancy costs decreased by 3 basis points, and advertising costs decreased by 1 basis point. These factors helped to offset a decrease in gross margin, due to the shift in mix-of-sales factors described above and some write-offs related to inventory. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin decreased 80 basis points in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024, primarily as a result of lower gross margin achievement from three primary factors: (1) geographic mix more towards our lower-margin, lower-cost-to-serve China market, (2) a heavier concentration of lower-margin mobility sales and (3) a heightened competitive market in India creating market pressure on overall margin. These factors were partially offset by a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 22 basis points and rental and occupancy costs decreased by 3 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 19 basis points in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024. This improvement was primarily driven by a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 23 basis points, rental and occupancy costs decreased by 9 basis points and bad debt expense decreased by 8 basis points. These factors helped to offset softer gross margins on the shift in sales mix factors described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 6 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended June 28, 2025, Corporate costs included $1,293 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the sale of a substantial portion of our Commercial & Lifecycle Services (the “CLS Sale”) business in 2022, as well as $458 of costs associated with retention bonuses. In the Thirteen Weeks Ended June 29, 2024, Corporate costs consisted primarily of $6,250 of advisory fees paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), and $2,544 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $1,330 in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024 due to the transition to stock-based compensation subsequent to our initial public offering (the “IPO”).
Stock-based compensation expense increased by $6,325 in the Thirteen Weeks Ended June 28, 2025 compared to the Thirteen Weeks Ended June 29, 2024, due to employee grants of time-vesting and performance-vesting restricted stock units in connection with and subsequent to our IPO (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $82,931 in the Thirteen Weeks Ended June 28, 2025 compared to $97,965 in the Thirteen Weeks Ended June 29, 2024. The decrease is largely driven by a reduction of $14,657 in other expense (income) driven primarily by the fact that the Thirteen Weeks Ended June 28, 2025 includes a gain in fair value of certain equity investments of $5,786, while the Thirteen Weeks Ended June 29, 2024 includes an equity loss in fair value of certain equity investments of $4,161. Additionally, we recognized an unrealized gain of $5,921 in the Thirteen Weeks Ended June 28, 2025 compared to an unrealized gain of $337 in the Thirteen Weeks Ended June 29, 2024 related to our investments held in our Rabbi Trust. Additionally, interest expense decreased by $14,040, primarily as a result of lower average debt outstanding in the current quarter due in particular to voluntary principal payments of $483,100 on our senior secured term loan credit facility (the “Term Loan Credit Facility”) made in fiscal year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025. This was partially offset by an increase of $13,674 in net foreign currency exchange loss driven primarily by the weakening of the U.S. dollar.

We recorded an income tax provision of $22,059, or an effective tax rate of 36.8%, in the Thirteen Weeks Ended June 28, 2025, compared to $28,578, or an effective tax rate of 34.4% in the Thirteen Weeks Ended June 29, 2024. The tax provision for the Thirteen Weeks Ended June 28, 2025 included $4,721 of tax expense, or 7.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirteen Weeks Ended June 29, 2024, this same withholding tax impact was $3,273 of tax expense, or 3.9 percentage points of the effective tax rate. The tax provision for the Thirteen Weeks Ended June 29, 2024, also included $1,678 of tax expense, or 2.0 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.

Results of Operations for the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024:
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Twenty-Six Weeks Ended June 28, 2025		Twenty-Six Weeks Ended June 29, 2024		Amount	Percentage
North America	$9,416,775	37%	$8,420,643	37%	$996,132	11.8%
EMEA	6,904,151	28	6,724,163	29	179,988	2.7
Asia-Pacific	7,097,020	28	6,007,137	26	1,089,883	18.1
Latin America	1,656,853	7	1,724,430	8	(67,577)	(3.9)
Total	$25,074,799	100%	$22,876,373	100%	$2,198,426	9.6%

	Twenty-Six Weeks Ended June 28, 2025		Twenty-Six Weeks Ended June 29, 2024		Change Increase (Decrease)
					Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$117,227	1.24%	$123,644	1.47%	$(6,417)	(0.23)%
EMEA	112,962	1.64	101,646	1.51	11,316	0.13
Asia-Pacific	89,967	1.27	111,827	1.86	(21,860)	(0.59)
Latin America	48,091	2.90	47,716	2.77	375	0.13
Corporate	(5,510)	—	(21,339)	—	15,829	—
Cash-based compensation expense	(9,968)	—	(12,245)	—	2,277	—
Stock-based compensation expense	(9,089)	—	—	—	(9,089)	—
Total	$343,680	1.37%	$351,249	1.54%	$(7,569)	(0.17)%

	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Net sales	100.00%	100.00%
Cost of sales	93.35	92.73
Gross profit	6.65	7.27
Operating expenses:
Selling, general and administrative	5.27	5.64
Restructuring costs	0.01	0.10
Income from operations	1.37	1.54
Total other (income) expense	0.73	0.84
Income before income taxes	0.64	0.70
Provision for income taxes	0.21	0.24
Net income	0.43%	0.46%

Consolidated net sales were $25,074,799 for the Twenty-Six Weeks Ended June 28, 2025 compared to $22,876,373 for the Twenty-Six Weeks Ended June 29, 2024. The 9.6% increase for the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024, was the result of growth in net sales in our Asia-Pacific, North America, and EMEA regions, partially offset by lower net sales in our Latin America region. The increase was driven by growth in net sales across all product categories in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. Client and endpoint solutions increased by 13%, advanced solutions increased by 4%, cloud-based solutions increased by 5% and Other services increased by 4%. The translation impact of foreign currencies relative to the U.S. dollar negatively impacted the comparison of our global net sales year-over-year by 0.9%. On a constant currency basis, net sales of client and endpoint solutions increased by 14%, advanced solutions increased by 4%, cloud-based solutions increased by 7%, and Other services increased by 3%.
The $996,132, or 11.8%, increase in our North American net sales for the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024, was primarily driven by a 13% increase in net sales of client and endpoint solutions, namely notebooks and desktops in the United States. Additionally, net sales of advanced solutions offerings increased by 12%, driven by growth in server net sales in the United States. These results were partially offset by a decrease of 11% in net sales of Other services driven by declines in our U.S. Reverse Logistics and Repair business, as well as a decrease of 2% in cloud-based solutions driven by declines in both the United States and Canada during the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024.
The $179,988, or 2.7%, increase in EMEA net sales for the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 was a result of a 5% increase in net sales of client and endpoint solutions driven by growth in notebooks in the United Kingdom and Poland and desktops in the United Kingdom, Germany, and Turkey, partially offset by declines in mobility distribution in the United Kingdom and peripherals in Germany. Additionally, net sales of Other services increased by 18% due to growth in our Reverse Logistics and Repair business in France, while net sales of cloud-based solutions increased by 31%. These results were partially offset by a 2% decrease in net sales of advanced solutions offerings primarily due to declines in specialty products in the United Arab Emirates. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1% on the year-over year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 3%, Other services increased by 16%, and cloud-based solutions increased by 30%, while advanced solutions offerings decreased by 3%.
The $1,089,883, or 18.1%, increase in Asia-Pacific net sales for the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 was driven by a 26% increase in net sales of client and endpoint solutions, due to growth in mobility distribution, particularly smartphones in China. Additionally, net sales of desktops and tablets grew in China, while net sales of consumer electronics grew in India. Cloud-based solutions net sales grew by 6% driven by growth in India, and Other services net sales grew by 6%. Advanced solutions offerings net sales were flat compared to the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 28%, advanced solutions offerings increased by 1%, cloud-based solutions increased by 8% and Other services increased by 7%.
The $67,577, or 3.9%, decrease in Latin American net sales for the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 was primarily driven by a decrease of 16% in net sales of advanced solutions offerings year-over-year, driven by declines in servers, specialty products and networking in Mexico. This decline was partially offset by an increase of 15% in net sales of cloud-based solutions, driven by growth in Brazil, and a 10% increase in net sales of Other services. Client and endpoint solutions net sales were flat compared to the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 7% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 7%, cloud-based solutions increased by 29% and Other services increased by 25%, while advanced solutions offerings decreased by 9%.

Gross profit was $1,667,921 for the Twenty-Six Weeks Ended June 28, 2025, compared to $1,663,368 for the Twenty-Six Weeks Ended June 29, 2024. Gross margin decreased by 62 basis points in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The increase in gross profit dollars was primarily attributable to the previously described increases in our net sales. The decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions, particularly in Asia-Pacific, Latin America, and EMEA, as well as a decline in gross margin in advanced solutions driven by a mix shift more towards lower-margin servers during the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The customer mix has also skewed more heavily towards large enterprise customers, and geographic mix towards our lower-margin, lower-cost-to-serve Asia-Pacific region in the current year. The decrease in gross margin also includes the impact of a write-down impact of $10,480 recorded in cost of sales, or 4 basis points of net sales, in connection with the held for sale accounting for the planned sale of a group of assets related to non-core operations in the North America region. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of gross margin.
Total SG&A expenses increased $32,693, and decreased by 37 basis points of net sales in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The increase in SG&A dollars includes a write-down impact of $32,757, or 13 basis points of net sales, in connection with the held for sale accounting for the planned sale of a group of assets related to our CloudBlue operations and a group of assets related to other non-core operations in our North America region to write down the carrying amount of the disposal group to their estimated fair values less costs to sell (see the “Held for Sale” section in Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements). These results were partially offset by a decrease in Corporate costs of $15,829 as described below. The decrease in SG&A expenses as a percentage of net sales is a function of the improved leverage on operating expenses as net sales increased from the prior year, reflective also of cost actions we have taken as recently as the end of our fiscal year ended December 28, 2024. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Twenty-Six Weeks Ended June 28, 2025, we recognized $1,954 of restructuring costs, or 1 basis point of net sales, which relates to efforts that began in the fourth quarter of 2024 to enhance organization efficiency and strengthen customer service capabilities to better position the Company for long-term, sustainable growth. These charges included organizational and staffing changes as well as headcount reductions. During the Twenty-Six Weeks Ended June 29, 2024, we recognized $22,525 of restructuring costs, or 10 basis points of net sales, which represented further actions taken under our global restructuring plan originally announced in July 2023 (see Note 8 “Restructuring Costs” for further information).
Income from operations was $343,680, or 1.37%, of net sales in the Twenty-Six Weeks Ended June 28, 2025, compared to $351,249, or 1.54% of net sales, in the Twenty-Six Weeks Ended June 29, 2024. This decrease includes the write-down impacts of $43,237, or 17 basis points of net sales, relating to the held for sale accounting in the Twenty-Six Weeks Ended June 28, 2025 for the planned sale of our CloudBlue operations and another non-core business in our North America region. The 17 basis point year-over-year decrease in income from operations margin was primarily due to the decrease in gross margin, offset by the decrease in SG&A expenses as a percentage of net sales, as well as the decrease in restructuring costs of 9 basis points of net sales, described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 23 basis points in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The decrease reflects the write down impact of $43,237, or 46 basis points of North American net sales, attributable to held for sale accounting for two non-core businesses described above. These factors, as well as the additional negative impact of softer margins due to sales mix, were partially offset by a decrease in certain SG&A expenses as a percentage of sales. Most notably compensation and headcount expenses decreased by 71 basis points, largely as a result of the restructuring initiatives taken in the prior year.
Our EMEA income from operations margin increased 13 basis points in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 primarily due to a decrease in SG&A expenses as a percentage of net sales in the region. Most notably, restructuring costs decreased by 15 basis points of net sales. These factors helped to offset a decrease in gross margin, due to the shift in sales mix factors described above and some write-offs related to inventory. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.

Our Asia-Pacific income from operations margin decreased 59 basis points in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024, primarily as a result of lower gross margin achievement from three primary factors: (1) geographic mix more towards our lower-margin, lower-cost-to-serve China market, (2) a heavier concentration of lower-margin mobility sales and (3) a heightened competitive market in India creating market pressure on overall margin. These factors were partially offset by a decrease in SG&A expense as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 26 basis points, primarily due to improved leverage of operating expenses across increased net sales, and rental and occupancy costs decreased by 4 basis points. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 13 basis points in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The improvement was primarily driven by higher gross margin achievement on net sales of advanced solutions, as well as a 15 basis point decrease in charges related to inventory write-offs in the region during the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024. The region also benefited from a reduction in SG&A expense as a percentage of net sales. Most notably, depreciation expense decreased by 6 basis points and bad debt expense decreased by 6 basis points. These were partially offset by an increase in compensation and headcount expenses of 8 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 12 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Twenty-Six Weeks Ended June 28, 2025, Corporate costs included $2,580 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the CLS Sale in 2022, as well as $1,462 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Twenty-Six Weeks Ended June 29, 2024, Corporate costs included $12,500 of advisory fees paid to Platinum Advisors and $4,924 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $2,277 in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 due to the transition to stock-based compensation subsequent to our IPO.
Stock-based compensation expense increased by $9,089 in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 due to employee grants of time-vesting and performance-vesting restricted stock units in connection with and subsequent to our IPO (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $183,392 in the Twenty-Six Weeks Ended June 28, 2025 compared to $191,405 in the Twenty-Six Weeks Ended June 29, 2024. The decrease is largely driven by lower interest expense of $23,763 primarily as a result of lower average debt outstanding in the current year period, due in particular to voluntary principal payments of $483,100 on our Term loan Credit Facility made in fiscal year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025. The decrease is also driven by lower other expense of $5,797 driven by the fact that the Twenty-Six Weeks Ended June 28, 2025 includes an equity fair value gain of $9,835, while the Twenty-Six Weeks Ended June 29, 2024 includes an equity fair value gain of only $2,536. The decrease was partially offset by an increase of $25,065 in net foreign currency exchange loss in the Twenty-Six Weeks Ended June 28, 2025 compared to the Twenty-Six Weeks Ended June 29, 2024 driven primarily by the weakening of the U.S. dollar.
We recorded an income tax provision of $53,273, or an effective tax rate of 33.2%, in the Twenty-Six Weeks Ended June 28, 2025, compared to $55,707, or an effective tax rate of 34.9%, in the Twenty-Six Weeks Ended June 29, 2024. The tax provision for the Twenty-Six Weeks Ended June 28, 2025, included $7,819 of tax expense, or 4.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Twenty-Six Weeks Ended June 29, 2024, this same withholding tax impact was $5,926 of tax expense, or 3.7 percentage points of the effective tax rate. In addition, the tax provision for the Twenty-Six Weeks Ended June 29, 2024, included $1,945 of tax expense, or 1.2 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is under valuation allowance. The tax provision for the Twenty-Six Weeks Ended June 29, 2024, also included $1,678 of tax expense, or 1.0 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $856,668 and $918,401 at June 28, 2025 and December 28, 2024, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,611,017 at June 28, 2025 and $4,142,013 at December 28, 2024.

	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Cash (used in) provided by:
Operating activities	$(498,390)	$300,918
Investing activities	$116,718	$47,067
Financing activities	$272,973	$(310,663)
Operating activities used net cash of $498,390 and provided net cash of $300,918 during the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024, respectively. The variance year-over-year primarily relates to heavier investment in inventory in the Twenty-Six Weeks Ended June 28, 2025 to capture demand and pricing opportunities as well as a lower book overdraft balance driven by a shift from check to wire payments, which reduced the volume of checks outstanding as of June 28, 2025, partially offset by improved cash flows from the use of accounts payable to vendors in the current year.
Investing activities provided net cash of $116,718 and $47,067 during the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024, respectively. The net cash provided during the Twenty-Six Weeks Ended June 28, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $141,445, proceeds from sale of equity investments of $20,805, and proceeds from notes receivable of $20,510, partially offset by capital expenditures of $64,961 and issuance of notes receivable to certain customers of $12,501. The net cash provided during the Twenty-Six Weeks Ended June 29, 2024 was primarily driven by proceeds from the deferred purchase price of factored receivables of $128,515 and proceeds from notes receivable of $21,597, partially offset by capital expenditures of $68,688 and issuance of notes receivable to certain customers of $43,374.
Financing activities provided net cash of $272,973 and used net cash of $310,663 during the Twenty-Six Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 29, 2024, respectively. The net cash provided during the Twenty-Six Weeks Ended June 28, 2025 was primarily driven by net proceeds from revolving and other credit facility of $452,161 and gross proceeds from other debt of $29,820, partially offset by voluntary repayments of our term loan totaling $125,000, dividends paid to stockholders of $40,828 and gross repayments of other debt of $32,574. The net cash used during the Twenty-Six Weeks Ended June 29, 2024 was primarily driven by the voluntary repayment of our term loan totaling $150,000, net repayments of revolving and other credit facility of $136,918, gross repayments of other debt of $49,833, the change in unremitted cash collections from servicing factored receivables of $8,630 and dividends paid to stockholders of $6,174, partially offset by gross proceeds from other debt of $41,826.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,526,211, of which $3,723,645 was outstanding, at June 28, 2025. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $856,668 and $918,401 at June 28, 2025 and December 28, 2024, respectively, of which $790,376 and $856,051, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at June 28, 2025 and December 28, 2024, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, Canada, and Australia. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of June 28, 2025 and December 28, 2024, we had book overdrafts of $360,002 and $544,029, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 we voluntarily repaid an incremental $125,000. As of June 28, 2025 and December 28, 2024, $762,311 and $885,882 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the (“ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of June 28, 2025 and December 28, 2024, we had borrowings of $225,000 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 6.1% and 6.7% per annum at June 28, 2025 and December 28, 2024, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $439,575 at June 28, 2025 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At June 28, 2025 and December 28, 2024, we had borrowings of $303,957 and $312,630 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 3.8% and 4.9% per annum at June 28, 2025 and December 28, 2024, respectively.
At June 28, 2025, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,939,075, of which $528,957 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $851,548 at June 28, 2025. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 28, 2025 and December 28, 2024, respectively, we had $459,100 and $182,713 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.9% and 6.9% per annum at June 28, 2025 and December 28, 2024, respectively. At June 28, 2025 and December 28, 2024, letters of credit totaling $238,092 and $166,613, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At June 28, 2025 and December 28, 2024, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 28, 2025 and December 28, 2024, we had a total of $703,466 and $737,302, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $4,129. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
New Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an ongoing basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes, and contingencies and litigation. Actual results could differ from these estimates.
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. During the Thirteen and Twenty-Six Weeks Ended June 28, 2025, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Japanese yen, New Zealand dollars, Singapore dollars, Bulgarian lev, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Mexican pesos, Peruvian sol, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.
We monitor our foreign exchange risk using a Value-at-Risk (“VaR”) model. The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $2,317 and $551 as of June 28, 2025 and December 28, 2024, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of June 28, 2025, our annual interest expense would change by approximately $10,269. Assuming that our ABL Revolving Credit Facility was fully drawn as of June 28, 2025, each one-eighth percentage point change in interest rates would result in a change of approximately $5,377 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below as of June 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information

During the Twenty-Six Weeks Ended June 28, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment No. 4 to the Term Loan Credit Agreement, dated as of June 17, 2025, by and among Imola Acquisition Corporation, Ingram Micro Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 6, 2025
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)