Form 10-Q
period 2025-09-27
Ingram Micro Holding Corp
filed 2025-10-30
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of October 23, 2025 was 235,072,655.

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

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$802,630	$918,401
Trade accounts receivable (less allowances of $162,424 and $146,999, respectively)	9,194,911	9,448,354
Inventory	5,366,309	4,699,483
Other current assets	856,533	734,939
Total current assets	16,220,383	15,801,177
Property and equipment, net	524,464	482,503
Operating lease right-of-use assets	412,682	412,662
Goodwill	852,312	833,662
Intangible assets, net	729,292	772,571
Other assets	484,780	477,115
Total assets	$19,223,913	$18,779,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611,319	$10,005,824
Accrued expenses and other	1,033,845	1,021,958
Short-term debt and current maturities of long-term debt	735,725	184,860
Short-term operating lease liabilities	96,427	93,889
Total current liabilities	11,477,316	11,306,531
Long-term debt, less current maturities	3,059,612	3,168,280
Long-term operating lease liabilities, net of current portion	380,147	369,493
Other liabilities	204,463	201,511
Total liabilities	15,121,538	15,045,815
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at September 27, 2025 and December 28, 2024, and 234,843,994 and 234,825,581 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	2,348	2,348
Additional paid-in capital	2,918,949	2,903,842
Retained earnings	1,484,725	1,337,399
Accumulated other comprehensive loss	(303,647)	(509,714)
Total stockholders’ equity	4,102,375	3,733,875
Total liabilities and stockholders’ equity	$19,223,913	$18,779,690

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$12,603,755	$11,762,628	$37,678,554	$34,639,001
Cost of sales	11,734,108	10,917,136	35,140,986	32,130,141
Gross profit	869,647	845,492	2,537,568	2,508,860
Operating expenses:
Selling, general and administrative	642,595	627,825	1,964,882	1,917,419
Restructuring costs	3,539	(507)	5,493	22,018
Total operating expenses	646,134	627,318	1,970,375	1,939,437
Income from operations	223,513	218,174	567,193	569,423
Other (income) expense:
Interest income	(12,910)	(11,791)	(36,793)	(32,156)
Interest expense	81,720	86,254	229,493	257,790
Net foreign currency exchange (gain) loss	(10,207)	10,675	34,121	29,938
Other	14,381	13,813	29,555	34,784
Total other (income) expense	72,984	98,951	256,376	290,356
Income before income taxes	150,529	119,223	310,817	279,067
Provision for income taxes	51,072	42,254	104,345	97,961
Net income	$99,457	$76,969	$206,472	$181,106
Basic earnings per share	$0.42	$0.35	$0.88	$0.81
Diluted earnings per share	$0.42	$0.35	$0.88	$0.81

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$99,457	$76,969	$206,472	$181,106
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(32,591)	85,371	206,067	(54,409)
Other	163	(171)	—	(513)
Other comprehensive (loss) income, net of tax	(32,428)	85,200	206,067	(54,922)
Comprehensive income	$67,029	$162,169	$412,539	$126,184

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended September 27, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 28, 2025	234,843,994	$2,348	$2,912,931	$1,403,586	$(271,219)	$4,047,646
Dividends declared	—	—	—	(18,318)	—	(18,318)
Net income	—	—	—	99,457	—	99,457
Stock-based compensation expense	—	—	6,018	—	—	6,018
Foreign currency translation adjustment	—	—	—	—	(32,591)	(32,591)
Other	—	—	—	—	163	163
Balance at September 27, 2025	234,843,994	$2,348	$2,918,949	$1,484,725	$(303,647)	$4,102,375

	Thirty-Nine Weeks Ended September 27, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	234,825,581	$2,348	$2,903,842	$1,337,399	$(509,714)	$3,733,875
Dividends declared	—	—	—	(59,146)	—	(59,146)
Net income	—	—	—	206,472	—	206,472
Stock-based compensation expense	—	—	15,107	—	—	15,107
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	18,413	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	206,067	206,067
Balance at September 27, 2025	234,843,994	$2,348	$2,918,949	$1,484,725	$(303,647)	$4,102,375

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

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$206,472	$181,106
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	146,013	140,902
Stock-based compensation	15,107	—
Noncash charges for interest and bond discount amortization	14,090	21,607
Amortization of lease right-of-use asset	92,531	96,780
Deferred income taxes	(17,982)	(36,493)
Loss (gain) on foreign exchange	40,763	(5,106)
Loss on sale of subsidiaries	38,248	—
Other	(11,666)	(10,524)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	287,900	(109,758)
Inventory	(513,322)	(286,770)
Other assets	(130,194)	(85,682)
Accounts payable	(519,813)	245,182
Change in book overdrafts	(172,553)	37,110
Operating lease liabilities	(73,576)	(94,555)
Accrued expenses and other	(46,446)	(69,921)
Cash (used in) provided by operating activities	(644,428)	23,878
Cash flows from investing activities:
Capital expenditures	(93,929)	(106,643)
Proceeds from deferred purchase price of factored receivables	206,507	188,877
Issuance of notes receivable	(12,501)	(48,692)
Proceeds from notes receivable	31,172	29,465
Proceeds from the sale of subsidiaries	17,500	—
Proceeds from sale of equity investments	20,805	12,012
Other	13,303	1,989
Cash provided by investing activities	182,857	77,008
Cash flows from financing activities:
Dividends paid to stockholders	(59,146)	(6,174)
Change in unremitted cash collections from servicing factored receivables	(2,469)	(15,612)
Repayment of Term Loans	(125,000)	(250,000)
Gross proceeds from other debt	66,716	89,132
Gross repayments of other debt	(79,697)	(105,002)
Net proceeds from revolving and other credit facilities	528,497	162,617
Purchase of Colsof shares	—	(21,846)
Other	(13,269)	(11,539)
Cash provided by (used in) financing activities	315,632	(158,424)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Effect of exchange rate changes on cash and cash equivalents	30,168	(41,480)
Decrease in cash and cash equivalents	(115,771)	(99,018)
Cash and cash equivalents at beginning of period	918,401	948,490
Cash and cash equivalents at end of period	$802,630	$849,472
Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$199,643	$185,688

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
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 27, 2025, our consolidated results of operations and comprehensive income for the Thirteen Weeks Ended September 27, 2025, Thirty-Nine Weeks Ended September 27, 2025, Thirteen Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 28, 2024 and our consolidated cash flows for the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, the unaudited condensed consolidated interim financial information does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 28, 2024 (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 27, 2025 may not be indicative of the consolidated results of operations that can be expected for the full year.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $125,183 and $131,298 as of September 27, 2025 and December 28, 2024, respectively.
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
Book Overdrafts
Book overdrafts of $371,505 and $544,029 as of September 27, 2025 and December 28, 2024, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 27, 2025 and December 28, 2024, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At September 27, 2025 and December 28, 2024, there were $51,306 and $54,912, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the payments from customers on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At September 27, 2025 and December 28, 2024, we recorded unremitted cash within accrued expenses and other of $2,474 and $4,497, respectively.
At September 27, 2025 and December 28, 2024, we had a total of $702,719 and $737,302, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $10,369 and $8,193 were incurred for the Thirteen Weeks Ended September 27, 2025 and Thirteen Weeks Ended September 28, 2024, respectively, and $27,561 and $26,666 were incurred for the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in “other” within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregate to $8,067 and $6,922 as of September 27, 2025 and December 28, 2024, respectively, and is classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Dividends Paid to Stockholders
The following table presents the dividends paid to stockholders for the Thirteen Weeks Ended March 29, 2025, Thirteen Weeks Ended June 28, 2025, Thirteen Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 27, 2025, on the Company’s Common Stock, par value $0.01 per share (“Common Stock”):

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 29, 2025	$0.074	$17,377
Thirteen Weeks Ended June 28, 2025	$0.076	$17,848
Thirteen Weeks Ended September 27, 2025	$0.078	$18,318
Thirty-Nine Weeks Ended September 27, 2025	$0.228	$53,543
We also paid cash dividends of $5,603 and $6,174 to the Aptec Saudi minority interest stockholders of record for the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. We are party to agreements, initiated either by the vendor or us, which allow vendors, at their discretion, to determine invoices that they want to sell to participating financial institutions. We are not a party to the agreements between the participating financial institutions and the vendors in connection with these programs, and the financial institutions do not provide us with incentives such as rebates. There are no assets pledged under these agreements and no interest is charged by the financial institutions as balances are typically paid when they are due. Certain agreements may require a parent guarantee, although parent guarantees are also required in certain vendor agreements that do not involve financial institutions. The payment terms under these arrangements typically range from 30 to 90 days. Certain programs provide for extended payment terms which are within standard industry practice and consistent with the range of payment terms we negotiate with our vendors, regardless of whether they have an agreement with a financial institution. At September 27, 2025 and December 28, 2024, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,309,186 and $2,392,755, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Loss on Sale of Subsidiaries
During the second quarter of 2025, we committed to plans to sell a group of assets related to our CloudBlue operations and a group of assets related to another non-strategic business in our North American region. In the second quarter of 2025, as the disposal groups met the criteria to be classified as held for sale in accordance with Accounting Standards Codification (“ASC”) 360 we recognized a write-down loss of $43,237, of which $32,757 was recognized within selling, general, and administrative (“SG&A”) expenses and $10,480 within cost of sales. In the third quarter of 2025, we completed the sales and recognized an additional loss of $5,491 within SG&A expenses during the Thirteen and Thirty-Nine Weeks Ended September 27, 2025.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
New Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis in order to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt this pronouncement on a prospective basis, and its adoption is not expected to have a material impact on our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326)”, which provides a practical expedient in developing reasonable and supportable forecasts where they can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. We are currently evaluating the adoption impact that this ASU will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued an accounting standards update, ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)” which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 allows companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the adoption impact that this ASU will have on our consolidated financial statements and related disclosures.

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
In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the “2024 Plan”) as more fully described in Note 2, “Significant Accounting Policies” to the Consolidated Financial Statements included in our Annual Report. During the Thirty-Nine Weeks Ended September 27, 2025, we granted time-vesting restricted stock units that vest over a time period of three years and performance-vesting restricted stock units that vest upon the achievement of certain performance targets measured after a time period of three years. For stock-based awards, we account for forfeitures as they occur.
Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards (in thousands)
Non-vested at December 28, 2024	72,646
Granted	280
Vested	(20,327)
Forfeited	(10,701)
Non-vested at September 27, 2025	41,898

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Compensation expense - cash awards	$3,925	$6,087	$13,893	$18,332
Related income tax benefit	$981	$1,522	$3,473	$4,583
As of September 27, 2025, the unrecognized compensation costs related to the cash awards were $19,341. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.1 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	1,134	$22.01
Granted	1,361	18.94
Vested	(18)	22.89
Forfeited	(58)	20.57
Non-vested at September 27, 2025	2,419	$20.31

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2025	September 27, 2025
Compensation expense	$4,048	$11,637
Related income tax benefit	$541	$1,809
As of September 27, 2025, the unrecognized compensation costs related to the time-vesting restricted stock units was $36,285. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.4 years.
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	2,468	$17.42
Granted	1,297	18.82
Forfeited	(81)	17.61
Non-vested at September 27, 2025	3,684	$17.91

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2025	September 27, 2025
Compensation expense	$1,970	$3,470
Related income tax benefit	$178	$374
As of September 27, 2025, the unrecognized compensation costs related to the performance-vesting restricted stock units was $20,519. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.6 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At September 27, 2025 and December 28, 2024, we had no derivatives that were designated as hedging instruments.
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
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	September 27, 2025	December 28, 2024	September 27, 2025	December 28, 2024
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$396,467	$472,324	$2,597	$12,510
Interest rate cap	—	1,375,000	—	—
Other(2)	1,265	1,265	12,658	9,616
Accrued expenses and other
Foreign exchange contracts	233,900	189,044	(2,770)	(780)
Total	$631,632	$2,037,633	$12,485	$21,346
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
(2) Related to a convertible note receivable derivative.
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivative instruments not qualifying as cash flow hedges:	Location of (gain) loss in income
Net (gain) loss recognized in earnings	Net foreign currency exchange loss	$(12)	$(9,322)	$(27,008)	$(19,277)
	Interest expense	$—	$128	$—	$813
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
As of September 27, 2025, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	September 27, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$15,255	$—	$15,255	$—
Investments held in Rabbi Trust	89,814	89,814	—	—
Total assets at fair value	$105,069	$89,814	$15,255	$—

Liabilities:
Derivative liabilities	$2,770	$—	$2,770	$—
Total liabilities at fair value	$2,770	$—	$2,770	$—
As of December 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$22,126	$—	$22,126	$—
Investments held in Rabbi Trust	93,770	93,770	—	—
Total assets at fair value	$115,896	$93,770	$22,126	$—

Liabilities:
Derivative liabilities	$780	$—	$780	$—
Contingent consideration	2,888	—	—	2,888
Total liabilities at fair value	$3,668	$—	$780	$2,888
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	September 27, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,942,500	$—	$1,942,500	$—	$1,975,032
Term loan credit facility	805,910	—	805,910	—	763,568
	$2,748,410	$—	$2,748,410	$—	$2,738,600

	December 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,885,000	$—	$1,885,000	$—	$1,969,768
Term loan credit facility	931,535	—	931,535	—	885,882
	$2,816,535	$—	$2,816,535	$—	$2,855,650
Note 6 – Acquisitions, Goodwill and Intangible Assets
In the third quarter of 2024, we exercised our option to acquire the remaining 49% of shares of Colsof, for which we paid cash of $21,846.
Earn-out and Holdback Liabilities
Earn-out liabilities for the Thirty-Nine Weeks Ended September 27, 2025 decreased by $2,888 resulting in no remaining balance as of September 27, 2025. There are no holdback liabilities for the periods presented.
Finite-lived Identifiable Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 12 years with the predominant amounts having lives of 9 to 12 years.
Intangible assets consist of the following:

	September 27, 2025			December 28, 2024
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$602,058	$(213,984)	$388,074	$583,980	$(170,831)	$413,149
Tradename and trademarks	427,399	(121,190)	306,209	417,532	(97,485)	320,047
Software and developed technology	4,118	(1,501)	2,617	70,000	(30,625)	39,375
Others	40,509	(8,117)	32,392	7,330	(7,330)	—
Total Intangible assets, net	$1,074,084	$(344,792)	$729,292	$1,078,842	$(306,271)	$772,571
Amortization expense was $19,734 and $21,771 for the Thirteen Weeks Ended September 27, 2025 and Thirteen Weeks Ended September 28, 2024, respectively, and $63,031 and $65,265 for the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	September 27, 2025	December 28, 2024
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $24,968 and $30,232, respectively	$1,975,032	$1,969,768
Term loan credit facility, net of unamortized discount of $10,959 and $12,020, respectively, and unamortized deferred financing costs of $27,373 and $28,998, respectively	763,568	885,882
ABL revolving credit facility	355,000	—
Revolving trade accounts receivable-backed financing programs	321,012	312,630
Lines of credit and other debt	380,725	184,860
Total debt	3,795,337	3,353,140
Short-term debt and current maturities of long-term debt	(735,725)	(184,860)
Total long-term debt	$3,059,612	$3,168,280
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
In the fourth quarter of 2024, we implemented further initiatives to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions. Completion of these actions continued into the first half of 2025, with charges totaling $18,290 inclusive of amounts recognized in the fourth quarter of 2024. During the Thirteen Weeks Ended September 27, 2025, we did not recognize any charges related to this program and do not expect any material charges in subsequent quarters.
There were no material restructuring costs in the Thirteen Weeks Ended September 28, 2024. In the third quarter of 2025, we took targeted restructuring actions across certain parts of our North American and EMEA businesses.
The following tables summarize the restructuring costs incurred in the Thirteen Weeks Ended September 27, 2025, Thirty-Nine Weeks Ended September 27, 2025, and Thirty-Nine Weeks Ended September 28, 2024:

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended September 27, 2025
North America		$1,655	$845	$2,500
EMEA		1,039	—	1,039
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	226	$2,694	$845	$3,539

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirty-Nine Weeks Ended September 27, 2025
North America		$2,369	$1,091	$3,460
EMEA		1,517	516	2,033
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	296	$3,886	$1,607	$5,493

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirty-Nine Weeks Ended September 28, 2024
North America		$6,960	$230	$7,190
EMEA		11,307	—	11,307
Asia-Pacific		3,194	—	3,194
Latin America		268	59	327
Total	503	$21,729	$289	$22,018
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2024 and 2025 are summarized in the table below:

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Thirty-Nine Weeks Ended September 27, 2025
Employee termination benefits	$12,186	$3,886	$(12,628)	$605	$4,049
Facility and other costs	—	1,607	(900)	3	710
Total	$12,186	$5,493	$(13,528)	$608	$4,759
The remaining liability of $4,759 will be substantially paid by the third quarter of 2026.
Note 9 – Income Taxes
For the Thirteen Weeks Ended September 27, 2025, and Thirteen Weeks Ended September 28, 2024, our effective tax rate was 33.9% and 35.4%, respectively. For the Thirty-Nine Weeks Ended September 27, 2025, and Thirty-Nine Weeks Ended September 28, 2024, our effective tax rate was 33.6% and 35.1%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended September 27, 2025, included $7,090 of tax expense, or 4.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended September 28, 2024, included $4,481 of tax expense, or 3.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirteen Weeks Ended September 28, 2024, included $4,139 of tax expense, or 3.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.
The tax provision for the Thirty-Nine Weeks Ended September 27, 2025, included $14,909 of tax expense, or 4.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024, included $10,407 of tax expense, or 3.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. In addition, the tax provision for the Thirty-Nine Weeks Ended September 28, 2024, included $1,878 of tax expense, or 0.7 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is under valuation allowance. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024, also included $5,817 of tax expense, or 2.1 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.
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
At September 27, 2025, we had gross unrecognized tax benefits of $16,834 compared to $15,666 at December 28, 2024. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,519 and $8,985 at September 27, 2025 and December 28, 2024, respectively.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In the United States, our federal tax returns for the tax years from 2021 to 2022 are under audit by the IRS. It is possible that within the next twelve months, (1) ongoing tax examinations of our U.S. federal tax returns, individual states and several of our foreign jurisdictions may be resolved, (2) new tax exams may commence and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our estimated annual effective tax rate in 2025, and we are currently evaluating its potential impact on our consolidated financial statements for future periods.
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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 16,824 ($3,148 at September 27, 2025 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 753,318 ($140,953 at September 27, 2025 exchange rates) in principal and associated penalties, interest and fines.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($111,084 at September 27, 2025 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,491 at September 27, 2025 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. In July 2025, we reached a settlement agreement with ZATCA related to the 2015 through 2020 tax assessments for approximately $1,700, which we have paid to conclude the matter.
We may be subject to unasserted claims related to non-income based tax and indirect tax related matters. As of September 27, 2025, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $2,164. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales
North America	$4,425,888	$4,283,677	$13,842,663	$12,704,320
EMEA	3,662,309	3,470,507	10,566,461	10,194,670
Asia-Pacific	3,549,666	3,153,879	10,646,686	9,161,016
Latin America	965,892	854,565	2,622,744	2,578,995
Total	$12,603,755	$11,762,628	$37,678,554	$34,639,001

Significant segment expenses
Cost of sales
North America	$4,073,703	$3,940,238	$12,791,431	$11,682,053
EMEA	3,390,603	3,204,871	9,774,349	9,414,116
Asia-Pacific	3,395,154	2,999,095	10,203,763	8,702,028
Latin America	874,648	772,932	2,371,443	2,331,944
Total	$11,734,108	$10,917,136	$35,140,986	$32,130,141
Compensation
North America	$192,809	$201,842	$615,064	$639,082
EMEA	133,704	122,974	399,169	378,391
Asia-Pacific	54,156	53,501	157,872	157,081
Latin America	34,674	31,516	99,117	97,252
Total	$415,343	$409,833	$1,271,222	$1,271,806

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation costs
North America	$22,130	$19,688	$64,466	$54,547
EMEA	3,718	3,854	11,062	11,520
Asia-Pacific	1,381	1,646	4,370	4,948
Latin America	1,069	1,482	3,084	4,622
Total	$28,298	$26,670	$82,982	$75,637
Intangible asset amortization
North America	$8,227	$10,537	$29,270	$31,619
EMEA	6,382	6,055	18,478	18,009
Asia-Pacific	4,305	4,367	12,889	13,093
Latin America	820	812	2,394	2,544
Total	$19,734	$21,771	$63,031	$65,265
Other departmental operating expenses (a)
North America	$61,259	$49,843	$163,051	$148,102
EMEA	43,466	41,488	124,952	125,901
Asia-Pacific	7,870	19,311	53,406	59,925
Latin America	14,920	12,794	40,609	40,284
Total	$127,515	$123,436	$382,018	$374,212
Integration and transition costs (b)
North America	$6,592	$1,170	$41,767	$3,249
EMEA	87	1,756	443	2,785
Asia-Pacific	125	(2)	250	110
Latin America	(1,897)	(298)	(1,885)	(1,650)
Total	$4,907	$2,626	$40,575	$4,494
Other segment items (c)
North America	$(17,979)	$(22,971)	$(58,757)	$(61,306)
EMEA	22,398	22,597	63,090	75,390
Asia-Pacific	19,129	17,803	56,622	53,846
Latin America	10,675	7,581	28,910	28,537
Total	$34,223	$25,010	$89,865	$96,467

Total segment expenses	$12,364,128	$11,526,482	$37,070,679	$34,018,022

Income from operations
North America	$79,147	$83,330	$196,371	$206,974
EMEA	61,951	66,912	174,918	168,558
Asia-Pacific	67,546	58,158	157,514	169,985
Latin America	30,983	27,746	79,072	75,462
Segment profit	$239,627	$236,146	$607,875	$620,979

Reconciliation of segment profit to income before income taxes
Corporate	$(6,171)	$(11,885)	$(11,682)	$(33,224)
Cash-based compensation	(3,925)	(6,087)	(13,893)	(18,332)
Stock-based compensation	(6,018)	—	(15,107)	—

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other (income) expense
Interest income	$(12,910)	$(11,791)	$(36,793)	$(32,156)
Interest expense	81,720	86,254	229,493	257,790
Net foreign currency exchange (gain) loss	(10,207)	10,675	34,121	29,938
Other expense	14,381	13,813	29,555	34,784

Income before income taxes	$150,529	$119,223	$310,817	$279,067
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) the loss on sale of CloudBlue and another non-strategic business in our North American region in the Thirteen and Thirty-Nine Weeks Ended September 27, 2025, (ii) professional, consulting and integration costs associated with our acquisitions and (iii) consulting, retention and transition costs associated with our restructuring programs charged to SG&A, expenses.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic earnings per share:
Net income attributable to common stockholders	$99,457	$76,969	$206,472	$181,106
Weighted-average number of common shares - basic	234,843,994	222,400,000	234,835,989	222,400,000
Basic earnings per share	$0.42	$0.35	$0.88	$0.81

Diluted earnings per share:
Net income attributable to common stockholders	$99,457	$76,969	$206,472	$181,106

Weighted-average number of common shares - basic	234,843,994	222,400,000	234,835,989	222,400,000
Effect of dilutive securities
Restricted stock units	737,062	—	314,173	—
Weighted-average number of common shares - diluted	235,581,056	222,400,000	235,150,162	222,400,000

Diluted earnings per share	$0.42	$0.35	$0.88	$0.81

Anti-dilutive shares excluded from diluted earnings per share calculation	—	—	178,579	—
Note 13 - Related Party Transactions
In connection with our acquisition by Platinum, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Equity Advisors, LLC, an entity affiliated with Platinum (“Platinum Advisors”), pursuant to which Platinum Advisors provided corporate and advisory services to us. Upon completion of the IPO, the CASA was terminated. During the Thirteen Weeks Ended September 28, 2024 and Thirty-Nine Weeks Ended September 28, 2024, we incurred fees and expenses of $6,373 and $19,024, respectively, under the CASA. These amounts have been included within SG&A expenses within the Condensed Consolidated Statements of Income.
Note 14 - Subsequent Events
On October 30, 2025, the Company announced that its board of directors had declared a cash dividend on the Company’s common stock of $0.08 per share. The dividend is payable on November 24, 2025, to stockholders of record as of November 10, 2025.

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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions requires higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cybersecurity, power and cooling and virtualization (software and hardware) solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration ("UCC"), Internet-of-Things (smart office/home automation) and artificial intelligence products.

•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here for the periods up to, and including, the third quarter of 2025 are the offerings of our CloudBlue business, which provided customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model. Our CloudBlue operations were sold during the third quarter of 2025 (see the “Loss on Sale of Subsidiaries” section in Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements).
•Other. We provide customers with IT Asset Disposition (“ITAD”), reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
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
As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing our financial performance we exclude the effect of foreign currency fluctuations for certain periods by comparing the percent change to prior period in net sales and other key metrics on a constant currency basis. These key metrics on a constant currency basis are not accounting principles generally accepted in the United States of America (“U.S. GAAP”) financial measures. Amounts presented on a constant currency basis remove the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries by translating the current period amounts into U.S. dollars using the same foreign currency exchange rates that were used to translate the amounts for the previous comparable period.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended September 27, 2025 and Thirteen Weeks Ended September 28, 2024:
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
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended September 27, 2025		Thirteen Weeks Ended September 28, 2024		Amount	Percentage
North America	$4,425,888	35%	$4,283,677	36%	$142,211	3.3%
EMEA	3,662,309	29	3,470,507	30	191,802	5.5
Asia-Pacific	3,549,666	28	3,153,879	27	395,787	12.5
Latin America	965,892	8	854,565	7	111,327	13.0
Total	$12,603,755	100%	$11,762,628	100%	$841,127	7.2%

					Change Increase (Decrease)
	Thirteen Weeks Ended September 27, 2025		Thirteen Weeks Ended September 28, 2024		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$79,147	1.79%	$83,330	1.95%	$(4,183)	(0.16)%
EMEA	61,951	1.69	66,912	1.93	(4,961)	(0.24)
Asia-Pacific	67,546	1.90	58,158	1.84	9,388	0.06
Latin America	30,983	3.21	27,746	3.25	3,237	(0.04)
Corporate	(6,171)	—	(11,885)	—	5,714	—
Cash-based compensation expense	(3,925)	—	(6,087)	—	2,162	—
Stock-based compensation expense	(6,018)	—	—	—	(6,018)	—
Total	$223,513	1.77%	$218,174	1.85%	$5,339	(0.08)%

	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Net sales	100.00%	100.00%
Cost of sales	93.10	92.81
Gross profit	6.90	7.19
Operating expenses:
Selling, general and administrative	5.10	5.33
Restructuring costs	0.03	0.00
Income from operations	1.77	1.85
Total other (income) expense	0.58	0.84
Income before income taxes	1.19	1.01
Provision for income taxes	0.41	0.36
Net income	0.79%	0.65%
Consolidated net sales were $12,603,755 for the Thirteen Weeks Ended September 27, 2025, compared to $11,762,628 for the Thirteen Weeks Ended September 28, 2024. The 7.2% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, client and endpoint solutions increased by 14%. This growth was partially offset by a 4% decline in advanced solutions offerings, a 12% decline in Other services and a 3% decline in cloud-based solutions globally. The sale of our CloudBlue operations that closed during the quarter ended September 27, 2025 generated a nearly 5% negative impact on the year-over-year comparison of net sales of cloud-based solutions. Cloud-based solutions net sales were further diluted by a higher mix of sales in products for which sales are recorded on a net basis. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 1%. On a constant currency basis, net sales of client and endpoint solutions increased by 13%, advanced solutions declined by 5%, Other services declined by 14%, and cloud-based solutions declined by 4%.
The $142,211, or 3.3%, increase in North American net sales for the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, was primarily driven by a 15% increase in net sales of client and endpoint solutions driven by growth in desktops and notebooks in the United States. This growth was partially offset by a 7% decrease in net sales of advanced solutions offerings in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024 due to declines in virtualization as well as specialty products such as UCC and digital signage in the United States. Other services net sales decreased by 40% due to declines in our Reverse Logistics and Repair business and our ITAD business in the United States. Additionally, cloud-based solutions net sales decreased by 12%, driven significantly by a higher mix of sales in products for which sales are recorded on a net basis as described above. The net sales in North America remained heavily concentrated toward large enterprise customers in the Thirteen Weeks Ended September 27, 2025.
The $191,802, or 5.5%, increase in EMEA net sales for the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, was a result of a 12% increase in net sales of client and endpoint solutions driven primarily by growth in notebooks in the United Kingdom and Germany, and growth in desktops in Germany, the United Kingdom and Switzerland, partially offset by declines in mobility distribution in the United Kingdom, Poland and Italy. Other services net sales increased by 24% driven by growth in our Reverse Logistics and Repair business in the United Kingdom. Additionally, cloud-based solutions net sales increased by 16%, primarily led by growth in Germany. These factors were partially offset by a 6% decrease in net sales of advanced solutions offerings, primarily reflecting a decline in infrastructure software in Germany, which in the prior year benefited from a large project that closed in the quarter. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 5% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 5%, Other services increased by 19% and cloud-based solutions increased by 11% while advanced solutions offerings decreased by 10%.

The $395,787, or 12.5%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024 was driven by a 15% increase in net sales of client and endpoint solutions, due to growth in components and tablets in China, desktops in China and India, and consumer electronics in Australia and India. Additionally, the region’s mobility distribution business grew, driven by accessories in China and smartphones in India. Advanced solutions net sales increased by 6% driven by growth in networking in China and India. Cloud-based solutions also increased by 21% in the region during the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024. These factors were partially offset by a 44% decrease in Other services net sales. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 17%, advanced solutions offerings increased by 7% and cloud-based solutions increased by 23%, while Other services decreased by 43%.
The $111,327, or 13.0%, increase in Latin American net sales for the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024 was primarily driven by an increase of 17% in net sales of client and endpoint solutions, attributed to growth in notebooks in Mexico and Peru, mobility distribution in Mexico and Miami Export, as well as tablets in Miami Export. Advanced solutions offerings net sales increased by 1% driven by growth in DC/POS in Brazil and Mexico. Additionally, cloud-based solutions net sales increased by 15% year-over-year driven by growth in Brazil. These results were partially offset by a decrease of 20% in Other services net sales. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 17%, advanced solutions offerings increased by 1% and cloud-based solutions increased by 13%, while Other services decreased by 22%.
Gross profit was $869,647 for the Thirteen Weeks Ended September 27, 2025, compared to $845,492 for the Thirteen Weeks Ended September 28, 2024. Gross margin decreased by 29 basis points in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions across all of our geographic segments. Also impacting the gross margin comparison is mix within our advanced solutions product categories more towards lower-margin server and storage product sets during the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024. Furthermore, we continued to see customer mix concentrated more towards large enterprise customers across each geographic segment, and geographic mix impact of our highest sales growth coming from our lower-margin, lower-cost-to-serve Asia-Pacific region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses increased $14,770, and decreased by 23 basis points of net sales in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024. The increase in SG&A dollars was driven by an increase in stock-based compensation of $6,018, an increase in compensation and headcount expenses of $5,511 partially driven by higher variable costs on the higher level of net sales, and an increase in bad debt expense of $4,407. The increase in SG&A dollars also includes the $5,491 (4 basis points of net sales) impact of a loss related to the sales of our CloudBlue operations and other non-core operations in our North America region during the Thirteen Weeks Ended September 27, 2025. The decrease in SG&A expenses as a percentage of net sales is a function of the improved leverage on operating expenses as sales increased from the prior year, including operating efficiencies from cost reductions taken over the past year, as well as the mix of business generally favoring lower-cost-to-sell categories. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 7 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirteen Weeks Ended September 27, 2025, we recognized $3,539 of restructuring costs, or 3 basis points of net sales, which relates to targeted restructuring actions across certain parts of our North America and EMEA businesses.
Income from operations was $223,513, or 1.77% of net sales, in the Thirteen Weeks Ended September 27, 2025, compared to $218,174, or 1.85% of net sales, in the Thirteen Weeks Ended September 28, 2024. Income from operations margin was negatively impacted by the decrease in gross margin, as well as the impact of $3,539, or 3 basis points as a percentage of net sales, of restructuring costs incurred in the Thirteen Weeks Ended September 27, 2025, described above. The decrease in income from operations margin also includes the impact of $5,491, or 4 basis points of net sales, relating to the loss on sale of our CloudBlue operations and another non-core business in our North America region in the Thirteen Weeks Ended September 27, 2025. These results were partially offset by the reduction in SG&A expenses as a percentage of net sales, described above. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of our consolidated income from operations margin.

Our North American income from operations margin decreased 16 basis points in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024. The decrease was largely driven by the impact of softer margins due to sales mix, as well as an increase in certain SG&A expenses as a percentage of net sales including restructuring costs of 6 basis points, software-related costs of 5 basis points, insurance costs of 4 basis points and depreciation expense of 4 basis points. The region’s income from operations margin also reflects the impact of a loss of $5,491, or 12 basis points of North American net sales, relating to the sale of the two non-core businesses described above. These results were partially offset by a reduction in compensation and headcount expenses of 36 basis points, largely as a result of the restructuring initiatives taken in the prior year.
Our EMEA income from operations margin decreased 24 basis points in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, primarily as a result of lower gross margin as a result of the shift in sales mix factors described above as well as an increase in inventory write-offs, which had a combined negative impact of 24 basis points on the region’s income from operations margin. SG&A expenses as a percentage of net sales were neutral to the region’s income from operations margin, as higher compensation and headcount expenses as a percentage of net sales were offset by lower integration and transition costs, bad debt expense, and other expenses as a percentage of net sales. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 6 basis points in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, primarily as a result of lower SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 17 basis points and rental and occupancy costs decreased by 3 basis points. These results were partially offset by lower gross margin as a result of the shift in sales mix described above. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin decreased 4 basis points in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, primarily as a result of higher SG&A expenses as a percentage of net sales in the region. Most notably, bad debt expense increased 37 basis points, largely driven by the positive impact of a large recovery in the prior year period. The region also experienced softer gross margins on the shift in sales mix factors described above. These results were partially offset by a 16 basis point decrease in integration and transition costs and a 10 basis point decrease in compensation and headcount expenses. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended September 27, 2025, Corporate costs included $2,608 of costs associated with retention bonuses related to the sale of our CloudBlue operations. In the Thirteen Weeks Ended September 28, 2024, Corporate included $6,250 of advisory fees paid to Platinum Equity Advisors, LLC (“Platinum Advisors”), $3,315 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the sale of a substantial portion of our Commercial & Lifecycle Services (the “CLS Sale”) business in 2022 and $2,329 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $2,162 in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024 due to the transition to stock-based compensation for certain employees subsequent to our initial public offering (the “IPO”).
Stock-based compensation expense increased by $6,018 in the Thirteen Weeks Ended September 27, 2025 compared to the Thirteen Weeks Ended September 28, 2024, due to employee grants of time-vesting and performance-vesting restricted stock units in connection with and subsequent to our IPO (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $72,984 in the Thirteen Weeks Ended September 27, 2025 compared to $98,951 in the Thirteen Weeks Ended September 28, 2024. The year-over-year variance was largely driven by a change from a net foreign currency exchange gain, driven primarily by the favorable movement of the U.S. dollar against our residual exposure, of $10,207 in the Thirteen Weeks Ended September 27, 2025, compared to a net foreign currency exchange loss of $10,675 in the Thirteen Weeks Ended September 28, 2024. Additionally, interest expense decreased by $4,534, primarily as a result of lower average debt outstanding in the current quarter due in particular to voluntary principal payments of $483,100 on our senior secured term loan credit facility (the “Term Loan Credit Facility”) made in fiscal year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025.

We recorded an income tax provision of $51,072, or an effective tax rate of 33.9%, in the Thirteen Weeks Ended September 27, 2025, compared to $42,254, or an effective tax rate of 35.4% in the Thirteen Weeks Ended September 28, 2024. The tax provision for the Thirteen Weeks Ended September 27, 2025, included $7,090 of tax expense, or 4.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirteen Weeks Ended September 28, 2024, this same withholding tax impact was $4,481 of tax expense, or 3.8 percentage points of the effective tax rate. The tax provision for the Thirteen Weeks Ended September 28, 2024, also included $4,139 of tax expense, or 3.5 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.

Results of Operations for the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024:
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirty-Nine Weeks Ended September 27, 2025		Thirty-Nine Weeks Ended September 28, 2024		Amount	Percentage
North America	$13,842,663	37%	$12,704,320	37%	$1,138,343	9.0%
EMEA	10,566,461	28	10,194,670	29	371,791	3.6
Asia-Pacific	10,646,686	28	9,161,016	26	1,485,670	16.2
Latin America	2,622,744	7	2,578,995	8	43,749	1.7
Total	$37,678,554	100%	$34,639,001	100%	$3,039,553	8.8%

	Thirty-Nine Weeks Ended September 27, 2025		Thirty-Nine Weeks Ended September 28, 2024		Change Increase (Decrease)
					Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$196,371	1.42%	$206,974	1.63%	$(10,603)	(0.21)%
EMEA	174,918	1.66	168,558	1.65	6,360	0.01
Asia-Pacific	157,514	1.48	169,985	1.86	(12,471)	(0.38)
Latin America	79,072	3.01	75,462	2.93	3,610	0.08
Corporate	(11,682)	—	(33,224)	—	21,542	—
Cash-based compensation expense	(13,893)	—	(18,332)	—	4,439	—
Stock-based compensation expense	(15,107)	—	—	—	(15,107)	—
Total	$567,193	1.51%	$569,423	1.64%	$(2,230)	(0.13)%

	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Net sales	100.00%	100.00%
Cost of sales	93.27	92.76
Gross profit	6.73	7.24
Operating expenses:
Selling, general and administrative	5.21	5.55
Restructuring costs	0.01	0.06
Income from operations	1.51	1.64
Total other (income) expense	0.68	0.84
Income before income taxes	0.83	0.80
Provision for income taxes	0.28	0.28
Net income	0.55%	0.52%

Consolidated net sales were $37,678,554 for the Thirty-Nine Weeks Ended September 27, 2025 compared to $34,639,001 for the Thirty-Nine Weeks Ended September 28, 2024. The 8.8% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, client and endpoint solutions increased by 14%, advanced solutions offerings increased by 1% and cloud-based solutions increased by 3%. This growth was partially offset by a 2% decline in Other services globally. The translation impact of foreign currencies relative to the U.S. dollar negatively impacted the comparison of our global net sales year-over-year by 0.2%. On a constant currency basis, net sales of client and endpoint solutions increased by 14%, advanced solutions increased by 1%, cloud-based solutions increased by 3%, and Other services decreased by 3%.
The $1,138,343, or 9.0%, increase in our North American net sales for the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024, was primarily driven by a 13% increase in net sales of client and endpoint solutions, namely desktops and notebooks in the United States. Additionally, net sales of advanced solutions offerings increased by 6%, driven by growth in server net sales in the United States. These results were partially offset by a decrease of 21% in net sales of Other services driven by declines in our U.S. Reverse Logistics and Repair business, as well as a decrease of 5% in cloud-based solutions during the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024, driven by a higher mix of sales of cloud-based products for which sales are recorded on a net basis.
The $371,791, or 3.6%, increase in EMEA net sales for the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 was a result of a 7% increase in net sales of client and endpoint solutions driven by growth in notebooks in the United Kingdom and Poland and desktops in the United Kingdom, and Germany, partially offset by declines in mobility distribution in the United Kingdom, as well as peripherals in Germany. Additionally, net sales of Other services increased by 20% due to growth in our Reverse Logistics and Repair business in the United Kingdom. Additionally, net sales of cloud-based solutions increased by 26% driven by the United Kingdom, the Netherlands, Spain, and Belgium. These results were partially offset by a 4% decrease in net sales of advanced solutions offerings primarily due to declines in infrastructure software in Germany, which benefited from a large project in the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 3% on the year-over year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 4%, Other services increased by 17%, and cloud-based solutions increased by 23%, while advanced solutions offerings decreased by 6%.
The $1,485,670, or 16.2%, increase in Asia-Pacific net sales for the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 was driven by a 22% increase in net sales of client and endpoint solutions, due to growth in mobility distribution, particularly smartphones in China. Additionally, net sales of tablets and components grew in China, while consumer electronics grew in India and Australia. Net sales of advanced solutions offerings grew by 2% driven by networking in China and net sales of cloud-based solutions grew by 11% driven by growth in India. These results were partially offset by a 17% decrease in net sales of Other services driven by a decline in our ITAD business. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 24%, advanced solutions offerings increased by 3% and cloud-based solutions increased by 12%, while Other services decreased by 16%.
The $43,749, or 1.7%, increase in Latin American net sales for the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by a 6% increase in net sales of client and endpoint solutions driven by growth in mobility distribution, specifically smartphones in Peru, Chile, and Mexico, tablets in Miami Export as well as notebooks in Peru, Mexico and Colombia. Cloud-based solutions also increased by 15% year-over-year driven by growth in Brazil. These results were partially offset by a 10% decrease in net sales of advanced solutions offerings due to declines in networking and server products in Mexico and cybersecurity products in Brazil. Additionally, net sales of Other services decreased 2% year-over-year. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 4% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales for client and endpoint solutions increased by 10%, cloud-based solutions increased by 24%, and Other services increased by 7%, while advanced solutions offerings decreased by 6%.

Gross profit was $2,537,568 for the Thirty-Nine Weeks Ended September 27, 2025, compared to $2,508,860 for the Thirty-Nine Weeks Ended September 28, 2024. Gross margin decreased by 51 basis points in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. The increase in gross profit dollars was primarily attributable to the previously described increases in our net sales. The decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions across all of our geographic segments, as well as a decline in gross margin in advanced solutions driven by a mix shift more towards lower-margin servers during the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. The customer mix has also skewed more heavily towards large enterprise customers, and geographic mix towards our Asia-Pacific region in the current year, both of which are lower margin, but also lower cost-to-serve. The decrease in gross margin also includes the impact of $10,480 recorded in cost of sales, or 3 basis points of net sales, relating to the loss on sale of non-core operations in the North America region. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of gross margin.
Total SG&A expenses increased $47,463, and decreased by 34 basis points of net sales in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. The increase in SG&A dollars was driven by an increase in stock-based compensation of $15,107, an increase in software-related costs of $7,511 and an increase in depreciation expense of $7,345. The increase in SG&A dollars also includes the impact of a loss of $38,248, or 10 basis points of net sales, related to the sale of our CloudBlue operations and other non-core operations in our North America region in the Thirty-Nine Weeks Ended September 27, 2025. The decrease in SG&A expenses as a percentage of net sales is a function of the improved leverage on operating expenses as net sales increased from the prior year, reflective also of cost actions we have taken as recently as the end of our fiscal year ended December 28, 2024, and a mix of business generally favoring lower cost-to-serve categories. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirty-Nine Weeks Ended September 27, 2025, we recognized $5,493 of restructuring costs, or 1 basis point of net sales, which relates to efforts that began in the fourth quarter of 2024 to enhance organization efficiency and strengthen customer service capabilities to better position the Company for long-term, sustainable growth. These charges included organizational and staffing changes as well as headcount reductions. Additionally, in the third quarter of 2025, we took targeted restructuring actions across certain parts of our North America and EMEA businesses. During the Thirty-Nine Weeks Ended September 28, 2024, we recognized $22,018 of restructuring costs, or 6 basis points of net sales, which represented further actions taken under our global restructuring plan originally announced in July 2023 (see Note 8 “Restructuring Costs” for further information).
Income from operations was $567,193, or 1.51%, of net sales in the Thirty-Nine Weeks Ended September 27, 2025, compared to $569,423, or 1.64% of net sales, in the Thirty-Nine Weeks Ended September 28, 2024. The 13 basis point year-over-year decrease in income from operations margin was primarily due to the decrease in gross margin, partially offset by the decrease in SG&A expenses as a percentage of net sales, as well as the decrease in restructuring costs of 5 basis points of net sales, described above. The decrease in income from operations margin also includes the impact of $48,728, or 13 basis points of net sales, relating to the loss on sale of our CloudBlue operations and another non-core business in our North America region in the Thirty-Nine Weeks Ended September 27, 2025. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 21 basis points in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. The decrease is largely driven by a decrease in gross margin due to the shift in sales mix factors described above, which had a combined negative impact of 46 basis points on the region’s income from operations margin. The region’s income from operations margin also reflects the impact of $48,728, or 35 basis points of North American net sales, relating to the loss on sale of two non-core businesses described above. These factors were partially offset by a decrease in SG&A as a percentage of net sales in the region, most notably compensation and headcount expenses which decreased by 59 basis points, largely as a result of the restructuring initiatives taken in the prior year.
Our EMEA income from operations margin increased 1 basis point in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. This was driven by reductions in SG&A expenses as a percentage of net sales, most notably restructuring costs, which decreased by 9 basis points. These factors more than offset a decrease in gross margin due to the shift in sales mix factors described above and some write-offs related to inventory. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.

Our Asia-Pacific income from operations margin decreased 38 basis points in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024, primarily as a result of lower gross margin achievement from three primary factors: (1) geographic mix more towards our lower-margin, lower-cost-to-serve China market, (2) a heavier concentration of lower-margin mobility sales and (3) a heightened competitive market in India creating market pressure on overall margin. These factors were partially offset by a decrease in SG&A expense as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 23 basis points, primarily due to improved leverage of operating expenses across increased net sales, and rental and occupancy costs decreased by 4 basis points. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 8 basis points in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024. The improvement was primarily driven by a reduction in SG&A expense as a percentage of net sales. Most notably, rental and occupancy costs decreased by 16 basis points and depreciation expense decreased by 6 basis points. These were partially offset by an increase in bad debt expense of 9 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 7 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirty-Nine Weeks Ended September 27, 2025, Corporate costs included $3,218 of costs associated with retention bonuses related primarily to the sale of our CloudBlue operation, $1,953 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the CLS Sale, as well as $1,627 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Thirty-Nine Weeks Ended September 28, 2024, Corporate costs included $18,750 of advisory fees paid to Platinum Advisors and $7,253 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $4,439 in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 due to the transition to stock-based compensation for certain employees subsequent to our IPO.
Stock-based compensation expense increased by $15,107 in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 due to employee grants of time-vesting and performance-vesting restricted stock units in connection with and subsequent to our IPO (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $256,376 in the Thirty-Nine Weeks Ended September 27, 2025 compared to $290,356 in the Thirty-Nine Weeks Ended September 28, 2024. The decrease is largely driven by lower interest expense of $28,297 primarily as a result of lower average debt outstanding in the current year period, due in particular to voluntary principal payments of $483,100 on our Term Loan Credit Facility made in fiscal year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025. The decrease is also driven by lower other expense of $5,229 driven by an increase in an equity fair value gain of $7,344, partially offset by a decrease in unrealized gain of $3,142 related to our investments held in Rabbi Trust. The decrease was partially offset by an increase of $4,183 in net foreign currency exchange loss in the Thirty-Nine Weeks Ended September 27, 2025 compared to the Thirty-Nine Weeks Ended September 28, 2024 driven by the unfavorable movement of the U.S. dollar against our residual exposure.
We recorded an income tax provision of $104,345, or an effective tax rate of 33.6%, in the Thirty-Nine Weeks Ended September 27, 2025, compared to $97,961, or an effective tax rate of 35.1%, in the Thirty-Nine Weeks Ended September 28, 2024. The tax provision for the Thirty-Nine Weeks Ended September 27, 2025, included $14,909 of tax expense, or 4.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirty-Nine Weeks Ended September 28, 2024, this same withholding tax impact was $10,407 of tax expense, or 3.7 percentage points of the effective tax rate. In addition, the tax provision for the Thirty-Nine Weeks Ended September 28, 2024, included $1,878 of tax expense, or 0.7 percentage points of the effective tax rate, due to foreign exchange losses generated by a foreign subsidiary that is under valuation allowance. The tax provision for the Thirty-Nine Weeks Ended September 28, 2024, also included $5,817 of tax expense, or 2.1 percentage points of the effective tax rate, due to a reduction in estimated U.S. foreign tax credit utilization in 2024.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $802,630 and $918,401 at September 27, 2025 and December 28, 2024, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,949,901 at September 27, 2025 and $4,142,013 at December 28, 2024.

	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Cash (used in) provided by:
Operating activities	$(644,428)	$23,878
Investing activities	$182,857	$77,008
Financing activities	$315,632	$(158,424)
Operating activities used net cash of $644,428 and provided net cash of $23,878 during the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively. The cash used in the Thirty-Nine Weeks Ended September 27, 2025 primarily reflects heavier investment in inventory to capture demand and pricing opportunities of the higher sales levels in the Thirty-Nine Weeks Ended September 27, 2025, along with a reduction of payables driven by timing of payments under vendor terms and conditions, partially offset by improved collections of account receivables from customers in the current year.
Investing activities provided net cash of $182,857 and $77,008 during the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively. The net cash provided during the Thirty-Nine Weeks Ended September 27, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $206,507, proceeds from notes receivable of $31,172, proceeds from sale of equity investments of $20,805, and proceeds from sale of subsidiaries of $17,500, partially offset by capital expenditures of $93,929 and issuance of notes receivable to certain customers of $12,501. The net cash provided during the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by proceeds from the deferred purchase price of factored receivables of $188,877, proceeds from notes receivable of $29,465 and proceeds from sale of equity investments of $12,012, partially offset by capital expenditures of $106,643 and issuance of notes receivable to certain customers of $48,692.
Financing activities provided net cash of $315,632 and used net cash of $158,424 during the Thirty-Nine Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 28, 2024, respectively. The net cash provided during the Thirty-Nine Weeks Ended September 27, 2025 was primarily driven by net proceeds from revolving and other credit facility of $528,497 and gross proceeds from other debt of $66,716, partially offset by voluntary repayments of our term loan totaling $125,000, gross repayments of other debt of $79,697, and dividends paid to stockholders of $59,146. The net cash used during the Thirty-Nine Weeks Ended September 28, 2024 was primarily driven by the voluntary repayment of our term loan totaling $250,000, gross repayments of other debt of $105,002, the purchase of the remaining minority interest of Colsof in Colombia totaling $21,846 and the change in unremitted cash collections from servicing factored receivables of $15,612, partially offset by net proceeds from revolving and other credit facilities of $162,617 and gross proceeds from other debt of $89,132.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,504,414, of which $3,793,856 was outstanding, at September 27, 2025. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $802,630 and $918,401 at September 27, 2025 and December 28, 2024, respectively, of which $740,103 and $856,051, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at September 27, 2025 and December 28, 2024, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, Canada, Australia, Chile, and Turkey. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of September 27, 2025 and December 28, 2024, we had book overdrafts of $371,505 and $544,029, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 we voluntarily repaid an incremental $125,000. As of September 27, 2025 and December 28, 2024, $763,568 and $885,882 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the (“ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of September 27, 2025 and December 28, 2024, we had borrowings of $355,000 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 6.2% and 6.7% per annum at September 27, 2025 and December 28, 2024, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $438,488 at September 27, 2025 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At September 27, 2025 and December 28, 2024, we had borrowings of $321,012 and $312,630 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 3.6% and 4.9% per annum at September 27, 2025 and December 28, 2024, respectively.
At September 27, 2025, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,937,715, of which $676,012 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $828,099 at September 27, 2025. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 27, 2025 and December 28, 2024, respectively, we had $379,245 and $182,713 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.4% and 6.9% per annum at September 27, 2025 and December 28, 2024, respectively. At September 27, 2025 and December 28, 2024, letters of credit totaling $183,423 and $166,613, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At September 27, 2025 and December 28, 2024, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 27, 2025 and December 28, 2024, we had a total of $702,719 and $737,302, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $2,164. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. During the Thirteen and Thirty-Nine Weeks Ended September 27, 2025, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Japanese yen, New Zealand dollars, Singapore dollars, Bulgarian lev, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Mexican pesos, Peruvian sol, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.
We monitor our foreign exchange risk using a Value-at-Risk (“VaR”) model. The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $2,340 and $551 as of September 27, 2025 and December 28, 2024, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of September 27, 2025, our annual interest expense would change by approximately $11,569. Assuming that our ABL Revolving Credit Facility was fully drawn as of September 27, 2025, each one-eighth percentage point change in interest rates would result in a change of approximately $5,377 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below as of September 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Plan for Material Weaknesses
We are taking a number of steps to remediate these material weaknesses and to strengthen our internal control over financial reporting. Specifically, during the Thirteen Weeks Ended September 27, 2025, we designed and implemented controls to support an effective risk assessment process over evolving and growing areas of the business and the identification of, and accounting for, multi-period deals. These material weaknesses cannot be considered remediated until the newly designed and implemented controls operate effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
As disclosed in the Remediation Plan for Material Weaknesses section above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
This information is set forth under Note 10, “Commitments and Contingencies” to the Condensed Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Our significant business risks are described in Part I, Item 1A. in our Annual Report, as filed with the SEC on March 5, 2025 and in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC since such date. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition to the risks disclosed in such filings, the following is an updated risk factor with respect to our business.
If we or Platinum sell shares of our Common Stock or are perceived by the public markets as intending to sell them, the market price of our Common Stock could decline.
The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Common Stock in the future at a time and at a price that we deem appropriate. In addition, Platinum has pledged 191,326,531 shares of the Company’s Common Stock, representing 81.4% of the Company’s total outstanding shares of Common Stock, pursuant to a margin loan agreement, and any foreclosure upon those shares could result in sales of a substantial number of shares of our Common Stock in the public market, which could substantially decrease the market price of our Common Stock. As of October 23, 2025, we had a total of 235,072,655 shares of our Common Stock outstanding.
All of such shares are eligible for resale in the public market under Rule 144 of the Securities Act (“Rule 144”), subject in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.
In addition, Platinum has the right, subject to certain exceptions and conditions, to require us to register its shares of Common Stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Common Stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. As restrictions on resale end or if Platinum exercises its registration rights with respect to our Common Stock, the market price of our Common Stock could decline if Platinum sells such shares or is perceived by the market as intending to sell them.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
During the Thirty-Nine Weeks Ended September 27, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Platinum Margin Loan Agreement
On August 27, 2025, Platinum, the Company’s controlling stockholder, informed the Company that Ingram Holdco, LLC, one of its investment vehicles, has pledged 191,326,531 shares of the Company’s Common Stock, representing 81.4% of the Company's total outstanding shares of Common Stock, pursuant to a margin loan agreement and related documentation on a non-recourse basis. Platinum informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
The Company has not independently verified the foregoing disclosure. When the margin loan agreement was entered into, the Company delivered customary letter agreements to the secured parties in which it has, among other things, agreed, subject to applicable law, not to take any actions that are intended to hinder or delay the exercise of any remedies by the secured parties under the margin loan agreement and related documentation. Except for the foregoing, the Company is not a party to the margin loan agreement and related documentation and does not have, and will not have, any obligations thereunder. See Item 1A. “Risk Factors.”

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
Date: October 30, 2025
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)