Form 10-K
period 2025-12-27
Ingram Micro Holding Corp
filed 2026-03-03
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The aggregate market value of common stock par value $0.01 per share (“Common Stock”) held by non-affiliates of the registrant (based upon the closing price on the New York Stock Exchange as June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $478 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of registrant’s common stock outstanding as of February 23, 2026 was 235,074,694.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2026, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 27, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions, which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. Certain important factors that involve risks and uncertainties and that could cause actual results to differ, possibly materially, from our expectations, beliefs and projections reflected in such forward-looking statements can be found in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in this Annual Report on Form 10-K.We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made.
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
•our plans to continue to expand;
•our ability to continue to successfully develop and deploy Ingram Micro XvantageTM;
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

Part I
Item 1. Business
Overview
Ingram Micro is a leading solutions provider by revenue and/or by global footprint for the global information technology (“IT”) ecosystem helping power the world’s leading technology brands. With our vast infrastructure and focus on client and endpoint solutions, advanced solutions offerings, cloud-based and other solutions, we enable our business partners to scale and operate more efficiently in the markets they serve. We are at the center of the technology ecosystem and deliver customized solutions to our vendor and reseller partners, enabling them to provide excellent business outcomes to the end-user companies and consumers they serve. Through our global reach, our industry-leading business-to-business (“B2B”) platform, and our broad portfolio of products, professional services offerings and software, cloud and digital solutions, we remove complexity and maximize the value of the technology products our partners make, sell or use, providing the world more ways to realize the promise of technology. While many commercial markets remain economically volatile around the globe, our business remains well-positioned to benefit from technology megatrends, including cloud migration, enhanced security needs, automation and robotics, artificial intelligence (“AI”) and machine learning (“ML”) enabling Agentic AI, hyperconnected ecosystems, hybrid work and Internet-of-Things (“IoT”). Our business is organized into four reportable segments based on the different geographic regions in which we operate: North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America.
Our Fiscal Year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2025”, “Fiscal Year 2024” and “Fiscal Year 2023” represent the fiscal years ended December 27, 2025 (52 weeks), December 28, 2024 (52 weeks) and December 30, 2023 (52 weeks), respectively.
Our Strategic Priorities
We are a technology-focused company and have invested heavily in developing and acquiring technology, including intellectual property, to enable our partners’ success. We expect our continued investment in robotics and automation within our advanced logistics centers will augment our efficient, customer-centric delivery capabilities and that our continued investment in our digital capabilities, including the integration of more than 42 million lines of code and 400 AI and ML models within Ingram Micro Xvantage, which is enhancing and will continue to enrich the experience of our customers and vendors. We have a proven track record of profitable growth which has enabled us to achieve a position of great competitive strength and remain focused on continuing to deliver strong future growth. We recognize the market’s need for sophisticated IT solutions and our strategies are developed with this in mind. Our overall objective is to continue to expand our business and our profitability by delivering innovative and thoughtful solutions to enable business partners to scale and operate more efficiently and successfully in the markets they serve through the ecosystem created by our end-to-end Xvantage platform.
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
Our Products and Solutions
We provide a broad line of technology, services and solutions from approximately 1,500 vendor partners, enabling us to offer comprehensive solutions to our reseller customers. Our suppliers are the world’s most trusted technology leaders, along with emerging technology brands, which include the industry’s premier hyperscalers, computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers and software publishers such as Microsoft, Amazon Web Services, Google Cloud, NVIDIA, Advanced Micro Devices, Apple, Cisco, Dell Technologies, Hewlett Packard Enterprise, HP Inc., Lenovo, and Super Micro Computer.

We also work with suppliers of computer peripherals, consumer electronics, cloud-based solutions, unified communication and collaboration, data capture/point-of-sale (“DC / POS”), cybersecurity, and physical security products. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software to infrastructure-as-a-service. Our Ingram Micro Cloud Marketplace service portfolio consists of third-party cloud-based services or subscription offerings sold through our own platform. Vendors on the platform include Proofpoint, Amazon Web Services, Microsoft, Cisco and Adobe. We sell products purchased from many vendors, but generated approximately 21%, 19% and 16% of our consolidated net sales in Fiscal Year 2025, Fiscal Year 2024 and Fiscal Year 2023, respectively, from products purchased from Apple Inc. Additionally, we generated approximately 9%, 10%, and 10% of our consolidated net sales in Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively, from products purchased from HP Inc. We also generated approximately 10%, 7%, and 7% of our consolidated net sales during the Fiscal Year 2025, Fiscal Year 2024 and Fiscal Year 2023, respectively, from products purchased from Lenovo.
Our cloud marketplace, which in many key markets has already been integrated into one unified Ingram Micro Xvantage platform, connects partners with what we believe to be the world’s largest cloud ecosystem, enabling them to generate demand more efficiently and provide third-party cloud-based services and subscription offerings through a digital platform for the consumption of cloud solutions in an ever-increasing cloud-centric world. We support more than 200 cloud solutions and manage over 40 million seats through our cloud marketplace. Our professional services offerings add value to our partners and customers by providing data-driven business and market insights, pre-sales engineering, post-sale integration, technical support, trade credit, and financing solutions to further grow their businesses. In addition, our IT Asset Disposition (“ITAD”) and Reverse Logistics and Repairs businesses play an important role in advancing environmental sustainability and bridging the digital divide through electronic device reverse logistics, refurbishment, recycling, reuse and resale for organizations, including the world’s largest mobile telecommunication providers. By helping to enable a circular economy, we help our customers in achieving their sustainability goals and enable consumers to access high-quality, affordable smartphones, computers and other devices.
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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which generally account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions offerings often require higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cybersecurity, and power and cooling solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers AI-related products and offerings, DC / POS, physical security, audio visual & digital signage, Unified Communications and Collaboration (“UCC”), and IoT (smart office/home automation) products.

•Cloud-based Solutions: Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here have been the offerings of our CloudBlue business, which provided customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model. Our CloudBlue operations were sold during the third quarter of 2025.
•Other: We provide customers with ITAD, reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
Our Customers
We distribute IT and mobility solutions to more than 165,000 reseller customers, including most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. We serve a customer base that includes value-added resellers, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, mobile virtual network operators, direct marketers, internet-based resellers, independent dealers, product category specialists, reseller purchasing associations, managed service providers, cloud services providers, PC assemblers, independent agents and dealers, IT and mobile device manufacturers and other distributors. Our customers serve an end-user base from large enterprise to small- and medium-sized businesses, including public sector and retail/e-tail. Many of our customers are heavily dependent on partners with the necessary systems, capital, inventory availability, logistics capabilities and distribution and repair facilities in place to provide fulfillment and other services. We benefit from a broad geographic presence in 57 countries that in turn can service more than 90% of the world’s population across more than 200 countries globally and are trusted by many of the world’s leading telecommunications companies, mobile operators and retail and consumer brands. We aim to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve. No single customer accounted for more than 10% of our total net sales in any of the periods presented herein.
Sales & Marketing
Our global, customer-facing sales and marketing team, enabled by our Xvantage platform, drives our go-to-market model centered on a deep understanding of our customer needs, and a goal to provide the industry’s broadest solutions offering to meet evolving customer demand and the increasing complexity of technology. We have operations in 57 countries, spanning all global regions, while also serving many additional geographies through various export sales offices, including general telesales operations into numerous markets. Our sales teams work closely with our marketing organization to actively pursue leads generated from marketing programs and guide prospective customers through the sales process.
Our marketing effort is focused on generating awareness of Ingram Micro’s solutions offerings, creating sales leads, establishing and promoting our brand and our vendor partners’ products. Additionally, we offer a wide range of training, professional services, education and support offerings to enable our customers to rapidly onboard, adopt and ultimately realize value from our solutions.
Our sales and marketing organization includes sales development, sales operations, field sales and marketing personnel. As of December 27, 2025, we had approximately 9,800 associates in our sales and marketing organizations spanning all global regions.

International Operations
Approximately 66%, 66% and 64% of our consolidated net sales for Fiscal Year 2025, Fiscal Year 2024 and Fiscal Year 2023, respectively, were generated by our international operations. As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies.

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
Competition
We operate in a competitive environment globally. Competition in our business is based primarily on factors such as level of service, the breadth and availability of products and solutions, subscription management capabilities, credit terms and availability, price, financing solutions, speed of delivery, effectiveness of sales and marketing programs, real-time analytic offerings and the platform and tools we use to provide these offerings. We compete with other high-volume and value-added international distributors, as well as numerous other smaller, specialized local and regional competitors who generally focus on narrower markets, products, or particular sectors. We also face competition from our vendors that sell directly to resellers, retailers and end-users. Our top competitors include global companies such as TD Synnex, Arrow Electronics, Inc., Scansource, Inc., Westcon-Comstor, and Synnex Technology International, and local and regional distributors such as Also Holding, Esprinet, Redington, Exclusive Networks, Intcomex, D&H, Carahsoft, AppDirect and Pax8, along with a number of other smaller local distributors. We believe that we are well-equipped to outperform our competitors in all areas due to our comprehensive product and service offerings, broad global reach, highly skilled workforce and global distribution network.
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
We are also subject to data privacy, data security and data protection laws and regulations that impose restrictions on the collection, processing and use of personal data in the jurisdictions in which we operate. For instance, we are subject to the California Consumer Privacy Act, as amended (“CCPA”) and other U.S. state comprehensive privacy laws; the General Data Protection Regulation (“GDPR”) and European Economic Area (“EEA”) member state implementing laws, including as retained in U.K. law; other similar laws in Brazil and elsewhere; restrictions related to e-marketing, including the ePrivacy Directive in the EEA and the Privacy and Electronic Communications Regulation in the United Kingdom; and data localization requirements in China. The legal and regulatory environment in this space is constantly developing, with an expanding number of jurisdictions considering or enacting new privacy or data security laws, which may not correspond with previously enacted requirements. Ensuring our ongoing compliance with any new requirements may generate additional or unanticipated costs, or otherwise impact our financial condition. For more information on risks related to the development of these laws, see “Risk Factors—Risks Related to Information Technology, Data Privacy and Intellectual Property—Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse effect on our results of operations.”
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
Our Trademarks and Service Marks
We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “Aptec,” “Xvantage” and “Trust X Alliance.” as well as patents related to proprietary technology supporting our Xvantage platform. Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Human Capital Resources
As of December 27, 2025, we had approximately 22,200 full-time associates. Additionally, as of December 27, 2025 we utilized the services of approximately 5,800 full-time equivalent temporary or contract workers at peak, who provide us with the workforce agility we require. Works councils or unions represent some of our associates in certain countries, almost exclusively where required by local regulations or brought in through acquisitions; our U.S. associates are not represented by a labor union, nor are they covered by a collective bargaining agreement.
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
Associate Engagement
We regularly collect feedback to better understand and improve the associate experience and identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our associates understand our priorities and live by the Tenets of Our Success. In 2025, 83% of respondents who received our full associate survey participated. Our results approximated or exceeded our survey provider’s High Performance Benchmark in six of thirteen categories, and equaled or increased our favorable results in five of six categories compared with our October 2024 pulse survey.
We help our associates and communities thrive through career development programs, embracing inclusivity and diversity while promoting service and our continued focus on health and safety. We are proud to support the philanthropic interests of our associates through volunteerism and giving programs.

Training and Development
People development is foundational to our success. We continually invest in our associates’ career growth and provide a wide range of development opportunities. In 2025, approximately 64% of our executive positions were filled with internal candidates. We also deployed a new career development framework to further accelerate the development of our colleagues at all levels and areas of the business.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our associates is vital to our success. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges and other incentives. We offer a global employee assistance program to ensure that all associates and their immediate families have access to many tools and sources of support that address their financial, physical and mental well-being. Our warehouse and integration facilities continue to represent our most significant health and safety risks. Our global health and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as part of quarterly reviews. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low.
Sustainable Impact
Our Sustainable Impact program is overseen by an executive steering committee consisting of our:
•Chief Executive Officer,
•Executive Vice President and Chief Financial Officer,
•Executive Vice President, Secretary and General Counsel,
•Executive Vice President, Human Resources, and
•Executive Vice President, Global Operations and Engineering.
This executive steering committee receives periodic briefings from our Sustainable Impact team and individual program owners. Responsibility is one of the Tenets of Our Success as a company, and environmental stewardship is one area in which we demonstrate our responsibility. We have established targets for greenhouse gas (“GHG”) emissions and waste in our operations. In December 2024, Ingram Micro received approval from the Science Based Targets initiative for its near-term climate targets, including its goal to reduce absolute Scope 1 and 2 GHG emissions by 90% by 2030, using a 2022 base year.
To support a circular economy, our ITAD business focuses on the reuse and recycling of electronics, and, as of December 27, 2025, four of our ITAD processing facilities held e-Stewards certifications, three of which were in North America. Since 2019, we have been a registered SmartWay Shipper Partner in the Environmental Protection Agency’s SmartWay Program, which allows us to benchmark our performance and assess the environmental impact of our transportation in the United States, as well as measure the fuel efficiency of our carrier partners, helping us address the carbon impacts of goods movement within our value chain.
In late 2025, the Company’s broad-based sustainability efforts were recognized by EcoVadis, a well-known third-party provider of evidence-based business sustainability assessments, who gave Ingram Micro a Gold medal rating, reserved for the top five percent of the rated companies on its platform. We believe this recognition signifies a substantial validation of our company’s commitment and leadership in sustainable and responsible business operations.
Ingram Micro reports climate change-related data and information annually through the Carbon Disclosure Project (“CDP”). In 2025, Ingram Micro achieved a CDP Climate Change score of ‘B’, which is the Management level under CDP's scoring methodology. This score reflects evidence of implementing actions, policies, and processes to manage climate change-related risks and opportunities.

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
•inflation and industry and market conditions, development, and volatility, including supply constraints across many elements of technology;
•the level of success of our acquisition and investment strategies;
•our ability to pay cash dividends and our ability to generate the funds necessary to meet our outstanding debt services and other obligations, as our sole material asset is our direct interest in Ingram Micro Inc.;
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
•our reliance on third-party service providers to operate our business and facilitate the sale of our products and solutions;
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
•the adverse effects of the material weaknesses in our internal control over financial reporting on investor confidence and the price of our Common Stock, or on our ability to comply with applicable laws and regulations; and
•the volatility of our stock price, which may result in stockholders’ inability to sell shares at or above the price paid.

Risks Related to Our Business and Our Industry
Our quarterly results have fluctuated significantly.
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate and changes in global trade, import and export regulations, tariffs, or taxes and duties;
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
•the impact of and possible disruption caused by integration and reorganization of our businesses and efforts to improve our IT infrastructure and capabilities, as well as the related expenses and/or charges;
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
Because of the variations in our results, we believe that investors should not rely on period-to-period comparisons of our operating results as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

We have invested, and will continue to invest, significant resources in the development and deployment of Ingram Micro Xvantage. If Ingram Micro Xvantage is not successful, our business, results of operations, financial condition, and cash flows would be adversely impacted.
We have made, and expect to continue to make, substantial investments to develop a transformative digital platform to provide a singular experience for our associates, vendors, and customers, facilitating the consumption of technology and accelerating the benefits innovative technology brings to our customers. However, we may not be able to continue to successfully develop or effectively implement Ingram Micro Xvantage in a timely, cost-effective, compliant, secure, and responsible manner. Any difficulties in implementing or integrating Ingram Micro Xvantage, or failures in including appropriate cybersecurity and data privacy protections within the platform, could have an adverse effect on our business, results of operations, financial condition, and cash flows.
Further, if our competitors develop and introduce similar services in the future, our future success will depend, in part, on our ability to develop and provide competitive technologies. We may not be able to do so timely, effectively or at all. As AI and other technologies improve in the future, we may be required to make significant capital expenditures to remain competitive, which may have an adverse effect on our results of operations. Our failure to do so in a timely, cost-effective, compliant, secure, and responsible manner may adversely impact our growth, revenue, and profit. There is also no guarantee that our investments in Ingram Micro Xvantage, AI, or future technologies will create additional efficiencies in our operations.
Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations.
We have made, and expect to continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those historically associated with our operations. These risks include, but are not limited to, challenges in integrating acquired businesses, retaining key personnel, realizing expected synergies, preserving customer and vendor relationships, distracting management’s attention away from existing business operations, and adapting to new markets or regulations. Additionally, acquisitions may lead to increased debt, overpayment, or unforeseen liabilities or other issues not identified during our due diligence process. Divestitures of non-core business units may also result in unfavorable terms or significant costs. If we are unable to successfully execute our acquisition, investment, and divestiture strategies, our business and results of operations could be materially and adversely impacted.
We are a holding company with no direct operations. Our sole material asset is our indirect equity interest in Ingram Micro Inc. and, as such, we will depend on our subsidiaries for cash to fund all of our expenses.
We are a holding company with no direct operations. We have no material assets other than our indirect ownership of the stock of Ingram Micro Inc. and the direct and indirect ownership of its subsidiaries, which are the key operating subsidiaries. Our ability to pay cash dividends and our ability to generate the funds necessary to meet our outstanding debt service and other obligations will depend on the payment of distributions by our current and future subsidiaries, including, without limitation, Ingram Micro Inc. Such distributions may be restricted by law, taxes, or repatriation or the instruments governing our indebtedness, including the indenture that governs the 2029 Notes (as defined below), dated as of April 22, 2021, by and between Imola Merger Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, as supplemented by that certain supplemental indenture, by and among Ingram Micro Inc., as issuer, the Guarantors (as defined therein) party thereto from time to time, and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (the “Indenture”), the credit agreement that governs the ABL Revolving Credit Facility (as defined below) and the ABL Term Loan Facility (as defined below), dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, various lenders and issuing banks, and JP Morgan Chase Bank, N.A., as amended from time to time (the “ABL Credit Agreement”) and the term loan credit agreement that governs the Term Loan Credit Facility (as defined below), dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., JP Morgan Chase Bank, N.A., and the lenders, agents and other parties thereto, as amended from time to time, (the “Term Loan Credit Agreement”, and together with the ABL Credit Agreement, the “Credit Agreements”), or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Because of the complex and diverse nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage, and a broad scope of products, vendors, suppliers, and customers, we are highly dependent on our ability to retain and recruit qualified personnel across management, sales, IT, operations, finance, marketing, and other critical functions.
Competition for talent is intense, and rising labor costs may impact our ability to attract and retain the skilled workforce required to meet our business objectives. We constantly review market conditions and other factors; however, we may fail to make staffing adjustments based on current and forecasted conditions. Headcount reductions and other workforce restructuring plans have in certain cases negatively impacted, and could continue to negatively impact, our relationships with vendors and customers as well as associate morale and retention. Furthermore, remote work arrangements, return-to-office expectations, changes in incentive programs, and our failure to meet performance targets have affected, and will continue to affect, our workforce culture and levels of associate engagement. Failure to effectively manage recruiting and retention challenges could disrupt our operations, increase costs, and harm our ability to achieve strategic goals.
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
Changes in technology may cause our inventory to become obsolete and cause the value of our inventory on hand to substantially decline, regardless of the general economic environment. Although it is the policy of many of our vendors to offer limited protection from the loss in value of inventory due to technological change or due to the vendors’ price reductions (“price protections”), such policies are often subject to time restrictions and do not protect us in all cases of declines in inventory value. If our major vendors decrease or eliminate our price protection, such a change in policy could lower our gross margins on products we sell or require us to record inventory write-downs. In addition, vendors could become insolvent and unable to fulfill their price protection obligations to us. We offer no assurance that inventory rotation or price protection rights will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories.
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
The advent of cloud-based and consumption-based services creates business opportunities and risks, including that our customer base may lack the expertise and capital required to support and enable the migration to the cloud. As a result, end users may seek to source their solutions directly from software developers. Further, our experience platform requires significant engineering expertise and investments to be able to evolve along with the offerings of our software partners. We may not invest enough or be able to attract talent to advance our proprietary technology.
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
Our competitors include local, regional, national, and international distributors, service providers and e-retailers, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the technology and IT services industries, our gross margins have historically been narrow. We expect them to continue to be narrow in the future, which magnifies the impact of variations in revenue, operating costs, obsolescence, foreign exchange, and bad debt on our operating results. In addition, when there is overcapacity in our industry, our competitors may respond by reducing their prices, and our vendors may reduce the number of authorized distributors, potentially limiting our ability to distribute certain products and services.

The competitive landscape has also experienced consolidation among vendors, suppliers, customers, and mobile operators, and this trend is expected to continue. Consolidation may reduce or eliminate promotional activities, decrease demand from end users and reseller customers. Additionally, the trend toward consolidation within the mobile operator community is expected to continue, which could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenses, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistics services. We could also lose business if mobile operators that are our customers are acquired by other mobile operators that are customers of our competitors, or we could face price pressures if our mobile operator customers are acquired by other mobile operators that are our customers.
We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors, which may put pressure on our gross margins. Furthermore, to remain competitive, we may be forced to reduce prices or offer more credit or extended payment terms to customers, which could increase our required capital, financing costs, and bad-debt expenses. Customers, suppliers, and lenders may also seek commitments from us related to sustainability and environmental impacts, and meeting these commitments may increase our cost of operations or preclude some customers from doing business with us.
As we initiate or expand business activities, enter new geographies, or offer new products or vendors, we may face competition from current competitors or new entrants, including our own customers or suppliers, which may negatively impact our sales or profitability.
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
We have incurred and will incur additional amortization expense over the useful lives of certain assets acquired in connection with business combinations. To the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. If our future results of operations for these acquired businesses are not as expected or are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize impairment charges, which would adversely affect our results of operations.
Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing.
Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by our trade credit with our vendors. This is especially true when our business is expanding, including through acquisitions, but we may still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing and inbound and outbound flooring. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or to have adequate sources of liquidity to meet our business needs, may be affected by changes to the cash flows of our subsidiaries. A reduction in cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax, or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet our overall operational or strategic investment needs, or for repayment of indebtedness requirements.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. However, volatility and disruption in the capital and credit markets, including increasingly complex regulatory constraints on these markets and changes in existing and expected interest rates, may increase our costs for accessing the capital and credit markets. In addition, our credit ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. An inability to obtain or maintain a particular rating could increase the cost, and impact the availability, of future borrowings. These and other adverse capital and credit market conditions, including the inability of our finance partners to meet their commitments to us, may also limit our ability to replace maturing credit arrangements in a timely manner and affect our ability to access committed capacities or the capital we require on terms acceptable to us, or at all. See “—Risks Related to Our Indebtedness—Our substantial indebtedness could materially and adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to increase or maintain existing levels of trade credit supplied from our suppliers, and prevent us from fulfilling our obligations under our indebtedness.” Furthermore, any failure to comply with the various covenant requirements of our corporate finance programs, including cross-default threshold provisions, could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could affect our ability to access the majority of our credit programs with our finance partners. The acceleration of our repayment obligations or the lack of availability of such funding could materially harm our ability to operate or expand our business.
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
We are involved, and in the future may become involved, in various claims, disputes, lawsuits, and actions. Other than as discussed in Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this report, we do not believe that the ultimate resolution of matters currently pending will have a material adverse effect on our business, results of operations, financial condition, and cash flows. We can make no assurances that we will ultimately be successful in our defense or prosecution of any of these matters or of any future matters. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and other associates, damage our reputation, or otherwise adversely affect our business. For more information regarding our current litigation matters, see Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements.
We have been, and may continue to be, affected by public health issues.
Pandemics and other public health crises have disrupted, and may continue to disrupt, our business operations, supply chains, and workforce. These disruptions have included temporary facility closures, supply chain challenges, increased labor costs, and workforce attrition. Future pandemics or similar events could negatively affect our operations, financial condition, and cash flows. The extent of these impacts depends on factors beyond our control, including the emergence of new viruses or variants of existing viruses, government restrictions, and the financial condition of our customers, vendors, and partners. Any material effects on these stakeholders could adversely affect our business.

Risks Related to the Macroeconomic and Regulatory Environment
We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions.
Sales outside the United States typically make up approximately two-thirds of our net sales. In addition, a significant portion of our business activity or key processes are being conducted in emerging markets, including, but not limited to, China, India, Brazil, Mexico, Peru, Colombia, Saudi Arabia, Indonesia, Malaysia, Thailand, the Philippines, Egypt, Pakistan, Morocco, Lebanon, and Serbia. We also conduct business with customers and end users that are state-owned or public sector entities. As such, a number of our subsidiaries are based outside of the United States. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including misappropriation, fraud, and increasingly complex regulations that vary from jurisdiction to jurisdiction, the violation of which can lead to serious consequences, including, but not limited to, the following:
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
•environmental laws and regulations, such as those relating to climate change, waste disposal, and disclosure obligations, such as the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive in the European Union (“EU”);
•differing employment practices and labor issues;
•political instability, terrorism, and potential or actual military conflicts or civil unrest;
•economic instability in a specific country or region;
•industrywide shifts toward AI‑focused manufacturing, resulting in memory and storage shortages, higher component costs, and constrained hardware availability industrywide shifts toward AI‑focused manufacturing, resulting in memory and storage shortages, higher component costs, and constrained hardware availability;
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

Additionally, unethical or fraudulent activities perpetrated by our directors, officers, senior management, associates, third-party suppliers and partners, including third-party shipping and freight forwarding companies, strategic partners, suppliers, and resellers, have exposed us in the past and in the future could continue to expose us to fraud, misappropriation, liability, and reputational damage. Such fraud, misappropriation, liability, and/or damage to our reputation for these or any other reasons could have a material adverse effect on our business, results of operations, financial condition, and cash flows, particularly when accompanied by a breakdown in our internal controls, accounting processes, or governance oversight. These occurrences could require additional resources to rebuild our reputation. Further, failure to comply with applicable laws and regulations and failure to maintain an effective system of internal controls may subject us to fines or sanctions and incurrence of substantial legal fees and costs. While we have established policies, procedures, and internal controls designed to ensure accurate financial reporting and compliance with accounting standards, these controls may be circumvented, overridden, or rendered ineffective due to fraud, human error, or inadequate oversight. Our operating expenses could increase due to implementation of and compliance with existing and future laws and regulations or remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
We are subject to risks and uncertainties associated with the impact of trade discussions between the United States and China and related U.S. security risks and export controls. The U.S. government has imposed various measures impacting trade with China, including restricting the export to China of certain items (including advanced semiconductors and related production equipment) and levying various tariffs on imports from China. The United States and other governments may impose additional measures in the future, and China may impose restrictions on both imports and exports (such as with respect to critical minerals as discussed below) in response. We continue to assess the impact of these actions. Our global operations, including in China, could be impacted by these trade restrictions and the overall uncertainty regarding trade between the United States and China. We cannot predict whether China or any of the countries in which we operate could become the subject of new or additional trade restrictions. Import/export controls, tariffs, countermeasures or other trade measures involving our customers’ products could harm sales of such products or result in the loss of non-U.S. customers, which could harm our business.
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
Further, regional instability caused by, and any sanctions imposed in response to, geopolitical conflicts, including but not limited to the conflicts between Russia and Ukraine, between the United States and Venezuela, and the conflicts in the Middle East, could lead to disruption and volatility in global markets that could adversely impact our business and supply chain, or that of our vendors or customers. At this stage, we are uncertain of the extent to which measures taken by various governments in response to these conflicts could impact our business, results of operations, financial condition, or cash flows.
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
We are also exposed to market risks related to foreign currency and interest rate fluctuations, particularly changes in the value of the U.S. dollar against local currencies, which can significantly impact our financial results because more than half of our sales originate outside the United States. Currency variations, often driven by inflation, may affect sales, margins, and profitability, and they may positively or negatively impact our financial statements, which are reported in U.S. dollars. While we use a variety of financial instruments to manage these risks and monitor counterparty creditworthiness, our hedging activities may not fully mitigate the financial impact of adverse currency fluctuations.

Our businesses operate in various international markets, including certain emerging markets that are subject to greater political, economic, and social uncertainties than developed countries.
We are monitoring the effects of Russia’s invasion of Ukraine. While such conflict has not yet materially impacted our business, geopolitical instability arising from such conflict, the imposition of sanctions, taxes and/or tariffs against Russia or commercial decisions to abstain from doing business with Russian-owned or Russian-managed vendors, and Russia’s response to such sanctions (including retaliatory acts), could adversely affect the global economic or specific international, regional, and domestic markets, which could adversely impact our business. We are also monitoring the effects of the recent conflicts in the Middle East, which have not yet materially impacted our business but could likewise adversely affect the global economic or specific international, regional, and domestic markets, which could adversely impact our business. Additionally, we operate internationally and to the extent future sanctions, laws, regulations, or orders imposed by the United States, the EU, the United Kingdom, and other countries or private sector actors in response to the conflict differ between jurisdictions, we may experience regulatory and business uncertainty.
Changes in macroeconomic and geopolitical conditions can affect our business and results of operations.
Our revenues, profitability, financial position, and cash flows are highly dependent on broader macroeconomic and geopolitical conditions. Volatility in the global economy has trickle-down effects on the IT market as customers plan capital expenditures in the face of economic uncertainty, which has resulted, and may continue to result, in fluctuating revenue, margins, and earnings, difficulty forecasting demand and inventory levels, challenges in collecting customer receivables, reduced availability or higher cost of trade credit, and constrained access to capital. Inflation and changes in existing or expected inflation rates may increase operating, labor, supplier, and financing costs, and could adversely affect our results of operations if we are unable to pass such increases on to customers, while also impacting our customers’ liquidity, financing access, and ability to purchase our products.
In addition, default by one of the several large financial institutions that are dependent on one another to meet their liquidity or operational needs or are perceived by the market to have similar financial weaknesses, so that a default by one institution causes a series of defaults by or runs on other institutions (sometimes referred to as a “systemic risk”) or a downgrade of U.S. or non-U.S. government securities by credit rating agencies, may expose us to investment losses, business disruption, and liquidity constraints. There has been significant volatility and instability among banks and financial institutions. We maintain cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, and if one or more of the financial institutions at which we maintain funds were to fail, there is no guarantee regarding the amount or timing of any recovery of the funds deposited, whether through the FDIC or otherwise. Additionally, we continue to monitor the risk that one or more of our vendors, suppliers, strategic partners, resellers, other business partners, and financial institutions, could be impacted by such instability, which could adversely affect our business, results of operations, financial condition, and cash flows.
Our business may also be adversely affected by heightened trade and geopolitical tensions, including recent U.S. tariff actions and related uncertainty, disruptions to global shipping routes such as those in the Red Sea region, and ongoing conflicts or instability involving the United States, China, Taiwan, Russia, the Middle East, Venezuela or other regions in which we operate or source products. These conditions may reduce demand for IT products, shift purchasing behavior, increase competition, pressure pricing and gross margins, reduce vendor incentives, extend customer payment terms, increase bad debt risk, shorten vendor payment terms, increase currency volatility and hedging costs, reduce the availability or increase the cost of credit insurance, and result in inventory losses due to obsolescence, excess quantities, or theft or misappropriation. We may not be able to adjust our cost structure or operating model in a timely manner in response to these conditions. Any of these factors, individually or in the aggregate, could materially and adversely affect our business, results of operations, financial condition, and cash flows.

Tariffs, trade and non-trade restrictions may increase prices and could adversely affect our business, results of operations, financial condition, and cash flows.
The U.S. government has imposed tariffs on certain products imported into the United States, including pursuant to Section 301 of the Trade Act of 1974 as well as the International Emergency Economic Powers Act (“IEEPA”). In May 2024, the United States announced additional Section 301 actions affecting certain imports from China. China, and other countries have imposed tariffs on certain products imported from the United States. Throughout 2025, the United States announced the implementation of tariffs against a broad cross-section of countries pursuant to IEEPA, and other countries (including major U.S. trading partners such as China, the EU, and Brazil) responded in-kind with their own trade barriers. The IEEPA-based tariffs, while currently in effect, are the subject of litigation that calls their authorization into question and adds uncertainty to forward-looking projections. Additional tariffs or other trade restrictions may be implemented by the United States, China, Mexico, Canada, or other countries. The scope, timing, and ultimate impact of these actions remain uncertain.
These tariffs have increased, and may continue to increase, the prices of certain products that we purchase from our vendors and could create challenges in procuring products for resale. While we may seek to pass price increases on to our customers, the effect of tariffs on prices may impact demand, sales, and results of operations. Retaliatory tariffs or other countermeasures imposed by other countries could further increase costs or disrupt supply chains. In addition, the tariffs and the additional operational and administrative costs incurred in minimizing the number of products subject to tariffs could adversely affect operating profits for certain of our businesses and customer demand for certain products.
In certain circumstances, when products imported from China into the United States are subsequently re-exported to other locations, we may be eligible to seek refunds of certain tariffs through drawback or similar programs. To qualify for these refunds, we must obtain and submit data and documentation from third-party sources, such as our suppliers, and there can be no assurance that such information will be available or that refund claims will be approved or timely processed. Delays in receiving, or an inability to obtain, such refunds, together with the associated administrative costs, could adversely affect our business, results of operations, financial condition, and cash flows.
U.S.-China tensions around technology, critical minerals, national security, and human rights continue to evolve and could adversely affect our business.
Our business within China consists predominantly of distributing Western products in China. The regulatory landscape in both the United States and China regarding advanced computing, semiconductors, critical minerals, cybersecurity, data governance, and national security remains uncertain and continues to change. Enactment by China of laws, regulations, industrial policies, or procurement practices that favor Chinese technology vendors over the Western companies whose products we distribute could materially and adversely impact our business in China.
Notwithstanding a loosening of certain licensing requirements in 2026, actions by the U.S. government to tighten export controls on advanced computing, AI-related chips, chipsets, accelerators, and associated design software or tools, including rules issued in 2023, 2024, and 2025 expanding restrictions based on performance thresholds, datacenter deployment, cloud access, or end-use, remain in effect and could also adversely affect our business. These measures may limit the ability of certain U.S. vendors to sell products to Chinese end-customers directly or indirectly, including end-customers located outside China who serve Chinese users. Likewise, increases in U.S. or Chinese tariffs, or the imposition of new tariff categories on technology products, components, or subassemblies, could raise costs for us or our vendors and reduce demand for the products we distribute. Net sales in China for Fiscal Year 2025 were $5.9 billion, and any further escalation in export controls or tariffs could adversely affect these results.
China has adopted and may continue to adopt countermeasures, including export restrictions on critical materials, components, or manufacturing inputs used by our vendors or their suppliers. Such countermeasures—along with China’s evolving cybersecurity, data localization, and anti-espionage laws—could disrupt supply chains, limit product availability, increase compliance obligations, or reduce our ability to operate effectively in China or support global customers that rely on China-based manufacturing.
To a lesser extent, we also distribute products in the United States made by Chinese vendors. Risks associated with those vendors—including actual or perceived cybersecurity risks, restrictions on federal or state procurement involving certain Chinese-origin technologies, or changes in U.S. national-security–related rules—could adversely affect our business.

In addition, changes in the relationship between China and Taiwan could disrupt the operations of companies in Taiwan that are our vendors or supply critical components to our vendors’ manufacturing ecosystems. Disruption of semiconductor fabrication, foundry operations, or other essential technology manufacturing in Taiwan could have a material adverse effect on key sectors within the global technology industry. Furthermore, scrutiny by the U.S. government of human-rights practices in China, supply-chain transparency, and compliance with disclosure requirements for companies with operations in China may likewise adversely affect key technology sectors and our business.
Increasing attention to environmental, social, and governance (“ESG”) matters, including evolving and sometimes conflicting expectations and regulatory requirements, may subject us to unforeseen liability or cause harm to our reputation.
Various stakeholders, including lenders, customers, vendors, regulators, investors, employees, and public interest groups, have placed increased focus on ESG matters, such as diversity, equity, and inclusion (“DEI”), environmental protection, and social responsibility, while other stakeholders have increasingly challenged certain ESG initiatives, particularly in DEI-related areas. ESG standards, expectations, and regulatory requirements are evolving and differ across jurisdictions in which we operate. If we are perceived—due to unfavorable ESG ratings or otherwise—to have not responded appropriately to these expectations, regardless of whether legally required, our reputation could be harmed. This could negatively affect our business, including associate retention, customer relationships, or investor interest. In addition, ESG ratings and assessments are produced by third parties using differing and sometimes inconsistent methodologies, with no universal standards, which may result in a misleading or incomplete assessment of our ESG practices.
We have publicly communicated, and may continue to publicly communicate, initiatives, goals, or targets related to ESG matters. There can be no assurance that we will achieve these initiatives or goals, or that they will be met within announced timeframes. Executing and reporting on ESG initiatives involves operational, financial, legal, and reputational risks, many of which are outside of our control, and such activities may require additional costs, management time, and administrative resources. Our failure, or perceived failure, to meet publicly-stated ESG goals or evolving reporting standards—including emerging climate- and sustainability-related disclosure regimes in the United States, the EU (such as the Corporate Sustainability Reporting Directive), or other jurisdictions—could negatively affect our reputation, expose us to liability or litigation, or adversely impact our business, financial condition, and results of operations.
In addition, certain customers and vendors have adopted, or may adopt, ESG-related requirements applicable to their suppliers or business partners, including environmental, social responsibility, or human rights standards. Our inability to meet these requirements, or the occurrence of ESG-related issues within our supply chain, could adversely affect our ability to retain customers or vendors and could harm our reputation.
Our failure to comply with environmental, health and safety regulations or other applicable laws could adversely affect our business.
Our business, facilities, and operations are subject to a wide range of federal, state, local, and foreign laws and regulations, including those relating to labor and employment, product safety, import and export activities, e-commerce, antitrust, taxation, and environmental, health, and safety matters. These requirements include regulations governing chemical usage, pollutant emissions, worker health and safety, wastewater and stormwater discharges, waste generation and disposal, and product recycling and stewardship obligations, such as those imposed under the EU Waste Electrical and Electronic Equipment Directive and similar laws in North America.
Failure to comply, or allegations of noncompliance, with applicable laws and regulations could result in substantial costs, fines, penalties, civil or criminal sanctions, product recalls, operational disruptions, or third-party claims for property damage or personal injury. Environmental, health, and safety laws, including those relating to climate change, may become more stringent over time, increasing compliance costs and the risks associated with violations. In addition, governmental bodies in many jurisdictions are adopting new or expanded climate-related laws and regulations, and differences among jurisdictions may further increase the complexity and cost of compliance in the countries in which we operate.
We may also incur liability for the remediation of contaminated soil or groundwater at sites currently or formerly owned or operated by us, or at third-party sites where waste generated by us or our predecessors in interest or in connection with third-party contaminated sites where have sent waste for treatment or disposal. While we take actions designed to ensure that we are in compliance with all applicable regulations, certain of these regulations, including those relating to the remediation of soil and groundwater, impose strict liability and, in some cases, joint and several liability, regardless of fault.

Although we believe we are in substantial compliance with applicable laws and regulations, legal requirements frequently change and are subject to varying interpretation and application. As a result, we cannot predict the ultimate cost of compliance or the consequences of noncompliance, which could be significant. Any failure to comply with applicable laws or regulations, or changes in regulatory requirements affecting environmental, health and safety, trade, tax, labor, or other business matters, could materially and adversely affect our business, results of operations, financial condition, and cash flows. Claims or liabilities arising from such matters may also exceed, or fall outside the scope of, our insurance coverage.
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
Changes in, or interpretations of, tax rules and regulations, changes in the mix of our business among different tax jurisdictions, and deterioration of the performance of our business may adversely affect our effective income tax rates or operating margins. We may be required to pay additional taxes and/or tax assessments, as well as record valuation allowances relating to our deferred tax assets.
In addition to payroll taxes, we are subject to both income and transaction-based taxes in substantially all countries and jurisdictions in which we operate, which are complex. Changes to tax laws or regulations or to their interpretation or application by governments could adversely affect our future earnings and cash flows. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (“OECD”) and the EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD’s Base Erosion and Profit Shifting Project, are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Tax reform efforts include proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business and increase the complexity, burden, and cost of tax compliance. For example, in October 2021, the OECD/G20 Inclusive Framework released a statement on a two-pillar solution to address the tax challenges arising from the digital economy, which includes proposals to reallocate profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts and subject multinational enterprises to a global minimum corporate tax rate of 15%. These proposals have been agreed to in principle by 145 OECD member jurisdictions. In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax of 15% on adjusted financial statement income for certain corporations. To date, we have not experienced a material impact from this legislation. Our effective income tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, limitations on the tax deductibility of interest expense, tax effects of stock based compensation and other executive compensation programs, changes to our operating structure, changes in tax laws, regulations or interpretation thereof, and the discovery of new information in the course of our tax return preparation process.
Likewise, changes to our transaction tax liabilities could adversely and materially affect our future results of operations and cash flows, and our competitive position. We engage in a high volume of transactions where multiple types of consumption, commercial, and service taxes are potentially applicable. An inability to appropriately identify, charge, remit, and document such taxes, along with an inconsistency in the application of these taxes by the applicable taxing authorities, may negatively impact our gross and operating margins, financial position, or cash flows.

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
Risks Related to Our Indebtedness
Our substantial indebtedness could materially and adversely affect our financial condition, limit our ability to raise additional capital to fund our operations, limit our ability to increase or maintain existing levels of trade credit provided by our suppliers, and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As a result of our substantial indebtedness incurred in connection with the Imola Mergers, (see Note 6, “Debt”, to our audited consolidated financial statements), a significant amount of our cash flows is required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flows from operations, or have future borrowings available under the ABL Revolving Credit Facility, to enable us to repay our indebtedness or to fund our other liquidity needs.
Subject to the limits contained in the ABL Credit Agreement and the Term Loan Credit Agreement, the Indenture, and our other debt instruments (see Note 6, “Debt”, to our audited consolidated financial statements), we may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt would further increase. Specifically, our high level of debt could have important consequences, including:
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
We are also party to certain additional lines of credit, short-term overdraft facilities, and other credit facilities with approximately $102.8 million outstanding under these facilities as of December 27, 2025. See Note 6, “Debt”, to our audited consolidated financial statements.

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. Additionally, we may not be able to obtain loans or other debt financings on commercially reasonable terms or at all. Even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreements and the Indenture restrict, and the agreements governing our indebtedness in the future, may restrict, our ability to dispose of certain assets and use the proceeds from such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Because of these restrictions, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our business, results of operations, financial condition, and cash flows, as well as our ability to satisfy our obligations under our indebtedness.
This could in turn could negatively impact investments in our Common Stock. If we cannot make scheduled payments on our indebtedness, we will be in default and holders of our indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Revolving Credit Facility could terminate their commitments to loan additional money to us, the lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. Any or all of these events could result in investors losing all or a part of their investments in our Common Stock.
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

These restrictions might hinder our ability to grow in accordance with our strategies. With respect to the ABL Revolving Credit Facility (see Note 6, “Debt”, to our audited consolidated financial statements), we will also be required by a springing financial covenant to, on any date when Adjusted Availability (as such term is defined in the ABL Credit Agreement) is less than the greater of (i) 10% of the lesser of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) $300 million, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested for the four fiscal quarter periods ending on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Adjusted Availability has exceeded the greater of (x) 10% of the Line Cap and (y) $300 million for 30 consecutive calendar days. Our ability to meet the financial covenant could be affected by events beyond our control. While we anticipate that we will continue to be able to maintain compliance with this covenant, we cannot assure investors that we will not breach this covenant or other covenants in our Credit Facilities in the future, or other covenants in our future credit facilities.
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
Our variable-rate indebtedness exposes us to interest rate risk, which could increase our debt service obligations and adversely affect our results of operations and cash flows.
Borrowings under our Credit Facilities are, subject to variable rates of interest, and borrowings under any future indebtedness may also bear interest at variable rates, exposing us to interest rate risk. Increases in interest rates could result in higher interest expense on our outstanding indebtedness, even if the principal amount remains unchanged, which could reduce our profitability and cash flows, including cash available to service our debt. Assuming that our ABL Revolving Credit Facility was fully drawn as of December 27, 2025, each one-eighth percentage point change in interest rates would result in a change of approximately $5.38 million in annual interest expense on the indebtedness under our Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
The extent of our exposure to interest rate risk depends on market interest rates and the amount of our variable-rate indebtedness outstanding from time to time. Although we may seek to manage a portion of this risk through various strategies, including entering into interest rate hedging arrangements, we are not required to do so, and any such arrangements may not fully or effectively mitigate our exposure to rising interest rates. As a result, fluctuations in interest rates could materially and adversely affect our business, results of operations, financial condition, and cash flows.
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
We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. Freight and shipping charges may increase due to rising fuel cost, inflation, labor disputes, tariffs, geopolitical instability, disruptions to global trade routes (including recent disruptions in the Red Sea region), or general price and rate increases. Any such increases have an immediate adverse effect on our margins unless we are able to pass the increased charges to our customers or renegotiate terms with our suppliers. Additionally, the termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from vendors to us or products from us to our customers, even temporarily, could materially disrupt our business and harm our reputation and operating results. We and our vendors and customers may be unable to mitigate such disruptions by securing alternate shipping arrangements.
Ingram Micro Xvantage utilizes the cloud infrastructure of the Google Cloud Platform and relies on AI-based tools associated with the Google Cloud Platform for the day-to-day functioning of some of the AI capabilities within the Xvantage platform, such as providing recommendations to users. If the Google Cloud Platform experiences technical issues, such as server outages, network disruptions, or performance degradation, it could directly and adversely impact the availability and performance of the Xvantage platform. Users may be unable to access the platform, experience lag or disconnections, or encounter other technical problems, leading to frustration and potential loss of users. Reliance on a single cloud provider or third-party service could also leave us vulnerable to vendor lock-in and price increases. We may not be able to easily switch Google Cloud operations to another cloud service provider or to our on-premise infrastructure if there are disruptions or interference with our use of Google Cloud.
In addition, we have outsourced various transaction-oriented service and support functions to business process outsource providers, including third-party customer service platforms that utilize AI in their provided services (subject to relevant terms of use governing Ingram Micro’s use of such products). We have also outsourced a significant portion of our IT infrastructure function and our transactional finance function, as well as certain IT application development functions, to third-party providers. We may outsource additional functions to third-party providers. Our reliance on third-party providers to provide services to us, our customers, and suppliers could result in significant disruptions and costs to our operations, including damaging our relationships with our suppliers and customers, if these third-party providers do not meet their obligations to adequately maintain an appropriate level of service for the outsourced functions or fail to adequately support our IT requirements. As a result of our outsourcing activities, it may also be more difficult to recruit and retain qualified associates for our business needs.
We or our vendors, suppliers, or customers may experience damage to or disruptions at our respective facilities caused by natural disasters and other factors, such as climate change, which may result in our business, financial condition, and results of operations being adversely affected.
Several of our facilities or those of our vendors, suppliers, and customers could be subject to a catastrophic loss or business interruptions due to extreme weather events, including as a result of climate change (such as drought, wildfires, increased storm severity and frequency, and sea level rise), earthquakes, tornadoes, floods, hurricanes, fire, power loss, telecommunication and information systems failure, inclement weather, failure of the power grid or other critical infrastructure, or other similar events. We maintain disaster recovery and business continuity plans that would be implemented in the event of incidents such as severe weather events; however, we cannot be certain that our plans will protect us or our vendors, suppliers, or customers from all such events. While we maintain insurance coverage to mitigate business continuity risks, among other risks, such coverage may be insufficient to recover all such losses, or we may not be able to reestablish our operations. As a result, our customers or suppliers may experience material disruptions in their operations as a result of such events, which could materially and adversely affect our business, results of operations, financial condition, and cash flows.
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

A significant percentage of our net sales relates to products sold to us by relatively few vendors. As a result of such concentration, terminations of supply or services agreements, a significant change in the terms or conditions of sale from one or more of our significant vendors or the bankruptcy or closure of business by one or more of our key vendors could negatively affect our operating margins, revenues, and/or the level of capital required to fund our operations. Our vendors have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights offered to us, as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with vendors. In certain product categories, such as systems, limited price protection, or return rights offered by vendors may have a bearing on the amount of product we may be willing to purchase for stock. We expect restrictive vendor terms and conditions to continue for the foreseeable future. Our inability to pass through to our customers the cost of these changes, as well as our failure to develop systems to manage ongoing vendor programs, could cause us to record inventory write-downs or other losses and could have a negative impact on our gross margins.
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
Our business may be adversely affected by vendors’ consolidation and increased direct sales, which could reduce our volumes, margins, or incentives.
Our business is significantly impacted by the strategies and decisions of our vendors, including original equipment manufacturers (“OEMs”), regarding product distribution and sales channels. Consolidation among vendors and their increased focus on direct sales to reseller, retail customers, or end users could adversely affect our business, financial condition, and operating results.
Vendor consolidation has led to fewer sources for some of the products and services that we distribute, while simultaneously creating larger vendors with significant bargaining power and financial resources. These vendors may pursue aggressive business terms, streamline product offerings, or adjust sales strategies, including increasing reliance on direct sales. For example, in January 2024, HPE, one of our longstanding vendor partners, announced its intention to acquire Juniper Networks, another one of our longstanding vendor partners. Changes in those vendors’ sales practices or strategies in the event of the acquisition closing and the subsequent integration of the businesses could result in a reduction in our aggregate revenues with respect to such accounts. Similarly, in March 2024, Cisco acquired Splunk, and any changes in our relationship with either company—both of which are key vendor partners—could negatively impact our ability to distribute their products and services, alter pricing structure, or affect demand from our resellers and other customers. We are currently evaluating the impact of these acquisitions.

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
As is customary in many industries, we extend credit to our customers for a significant portion of our net sales, generally allowing a period of time, typically 30 days after the invoice date, for payment. However, the extension of credit involves inherent risks, particularly when economic or industry-specific conditions deteriorate or when doing business in international markets where credit cycles are longer, and legal recourse for non-payment may be more complex.
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
Certain of our contracts are long-term, fixed-price agreements with no guarantee of future sales volumes. They may be terminated for convenience on short notice by our customers, often without meaningful penalties, and they often provide that we are reimbursed for the cost of any inventory specifically procured for the customer or inventory that is not commonly sold to our other customers. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we have taken, and will continue to take, the risk of holding excess inventory if our customers do not place orders consistent with our forecasts, particularly with respect to inventory that has a more limited shelf life. Also, even though we may sometimes enter into long-term pricing agreements with our vendors, we run the risk of not being able to pass along to our customers, or otherwise recover, unexpected increases in our product costs, including as a result of changing environmental laws and regulations, the effects of climate change on pricing and sourcing, transportation, and commodity price increases and tariffs. This may increase above our established prices at the time we entered into the contract and established prices for products we provide. When we are awarded new contracts, particularly just-in-time contracts, we may incur high costs, including salary and overtime costs, to hire and train on-site personnel, in the start-up phase of our performance. If we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts, or our contracts are terminated, our business, financial condition, results of operations, and operating margins could be negatively affected.
Risks Related to Information Technology, Data Privacy, and Intellectual Property
Our dependence on a variety of information systems to operate our business could, if such systems are not properly functioning, maintained, and available, result in disruptions to our business and harm our reputation and net sales.
We depend on a variety of information systems for our operations, many of which are proprietary, including one of our legacy mainframe enterprise resource planning (“ERP”) systems. These systems have historically supported many of our material business operations such as inventory and order management, shipping, receiving, and accounting. Because a significant number of our information systems are internally developed systems and applications in the legacy programming language COBOL, it can be more difficult to upgrade or adapt them compared to commercially available software solutions and they require significant engineering expertise to maintain. We may not invest sufficient resources in, or be able to attract necessary talent to successfully maintain, our information systems.
More than a decade ago, we began our program to deploy a new global ERP system developed by SAP SE. Since then, our business has significantly diversified. New technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. Today, however, the majority of our distribution business still runs on our legacy mainframe ERP system. We can make no assurances as to whether the modularity of our system construct will continue to operate efficiently or as expected, or whether updates or patches will continue to be available for any third party components thereof, which could in turn impact our ability to operate or for our customers or vendors to transact with us normally, or to ensure appropriate levels of security of our distribution systems. In addition, maintaining and supporting disparate ERPs, including the failure of any portion or module thereof, may pose risks to our ability to operate successfully and efficiently within an effective system of internal controls (including appropriate controls over financial reporting), as well as our ability to assess the adequacy of such internal controls.

We can make no assurances that the combined IT systems strategy will be successful or that we will not have additional disruptions, delays, and/or negative business impacts from future deployments.
Disruptions, delays or deficiencies in the design, implementation, performance and maintenance of our various IT systems could adversely and materially affect our ability to effectively run and manage our business, including by potentially limiting our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure, whether outsourced or in-house, may also experience interruptions, delays, or cessations of service or may produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive, and resource-intensive than anticipated. Such disruptions could adversely impact our ability to fulfill orders or to attract and retain customers, and they could interrupt other business processes. Moreover, the expenses associated with these initiatives can be difficult to predict, and we may incur substantial additional expenses in excess of what is currently expected, particularly if any of these initiatives is unsuccessful or proves unsustainable, which may require us to incur additional costs. We may also be limited in our ability to integrate any new business that we may acquire into our information systems. If our information systems do not allow us to transmit accurate information, to key decision makers, even for a short period of time, the ability to manage our business could be disrupted and the results of operations and our financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations, and financial condition.
We may not be able to prevent or timely detect breaches of, or attacks on, our IT systems.
We rely on the internet for our orders and information exchanges with our suppliers, vendors, and customers. The internet in general, and individual websites in particular, have experienced a number of disruptions, slowdowns, and security breaches, some of which were caused by organized attacks. If we were to experience a security breakdown, disruption, or breach that compromised sensitive information, including personal information, this could materially harm our relationships with our customers, suppliers, or associates; impair our order processing; damage our reputation in the industry and with our customers; open us to potential litigation, regulatory inquiry or investigation, enforcement action, and associated costs or other liabilities; or more generally prevent our customers and suppliers from accessing information, which could cause us to lose business. Computer programmers, state and non-state actors, and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties stored on our systems, create system disruptions, or cause shutdowns. For example, some of our associates have mistakenly clicked on ‘phishing’ emails, which resulted in compromised network credentials and other stolen information. None of these incidents has been material, and as described below, we employ defenses designed to mitigate the risk of these types of events; however, we cannot guarantee that these defenses will succeed given the changing tactics and sophistication of tools deployed by threat actors around the world. In addition, “ransomware” attacks or other forms of cyber extortion present a significant concern, as such attacks may impose costs in the form of remediation, post-attack notification obligations or other legal or regulatory requirements, and operational delays and other interruptions to normal business activities. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.
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

In July 2025, we experienced a ransomware incident that affected certain systems within our global environment. We activated our incident response and business continuity protocols, took steps to contain and remediate the issue, and restored impacted systems using backups. We also notified appropriate governmental authorities and certain customers and partners, and we incurred costs related to investigation, remediation, system restoration, and enhancements to our cybersecurity program. Although this incident did not cause a material interruption of our operations, or otherwise materially and adversely affect our business, financial condition or reputation, the incident underscored the evolving nature of these threats, and additional costs or risks could arise from related claims, regulatory inquiries, or future similar events. There can be no assurance that our response efforts or other ongoing steps to enhance our security controls will be successful in preventing future incidents or mitigating their impacts.
We have continued to take steps to address the risks presented by ransomware attacks, including standardizing our disaster recovery program, conducting penetration, backup and recovery tests, performing industry-standard audits of our data security program, and maintaining active programmatic data security certifications. Nevertheless, the costs of eliminating or alleviating cyberattacks or other information security vulnerabilities—including bugs, viruses, worms, and malicious software— could be significant, and our efforts to address or anticipate these problems may not be successful. Actual or attempted cyberattacks could result in interruptions, delays, cessation of service, loss of existing or potential customers, and impairment of our ability to conduct sales, distribution, or other critical functions.
We manage and store proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store, and transmit large amounts of data for our partners, which may include sensitive information and personal information. Confidential information may also inadvertently be disclosed in connection with our repair and refurbishment and/or our electronic waste disposal services. Breaches of our security measures, failure of our employees to abide to applicable security policies and cyber best practices, or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or vendors, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers or vendors, or affected individuals to loss or misuse of this information. It could also result in litigation, regulatory scrutiny and potential liability for us, damage our brand and reputation, or otherwise materially harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Any such breaches, costs, or consequences—including those of incidents similar to or more severe than the ransomware attack we experienced in July 2025—could materially and adversely affect our business, results of operations, financial condition, and cash flows.

Changes in the regulatory environment regarding privacy and data protection regulations could have a material adverse effect on our results of operations.
We may process personal data (i.e., data relating to a reasonably identifiable natural individual) in relation to our associates, customers, business partners, vendors, suppliers, and other third parties. The collection, use, sharing, and protection of personal data is highly regulated in many jurisdictions in which we operate. For example, in the EU and the EEA, the GDPR imposes restrictions that, in many respects, are more stringent, and impose more significant burdens on businesses, than many privacy laws, including those in the United States, that are applicable to our business. GDPR is directly applicable in each EU and EEA member state; however, it provides that EU and EEA member states may establish further conditions, limitations, and regulations, and these could further limit our ability to collect, process, share, disclose, and otherwise use personal data and/or could cause our compliance costs to increase, ultimately having an adverse effect on our business. Post-Brexit, the United Kingdom assimilated the GDPR into the laws of the United Kingdom.
GDPR limits the circumstances under which personal data may be transferred out of the EU, EEA and United Kingdom to third countries, which may affect our ability to operate with respect to such cross-border transfers. Specifically, under GDPR, personal data may only be transferred out of the EU/EEA to countries that have “adequate” protections in place, as determined by the European Commission (“EC”), or subject to a lawful data transfer mechanism, such as the EC-approved Standard Contractual Clauses (“SCCs”). The U.K. Information Commissioner’s Office (“ICO”) has promulgated similar mechanisms, in the form of an addendum to the SCC’s and Information Data Transfer Agreement (“IDTA”), to legitimize cross-border transfers of U.K. personal data. Where we transfer personal data out of the EU, EEA or United Kingdom to countries without an EC or ICO adequacy decision, as applicable, we seek to comply with the relevant EU data export requirements, including by entering into SCCs. Further, these cross-border data transfer rules and the mechanisms used by companies such as ours are under scrutiny and the ongoing legality of such transfer mechanisms is not certain. That uncertainty increases our compliance costs. For example, despite the adoption of the EU-U.S. Data Privacy Framework to legitimize EU-to-U.S. personal data transfers, there is ongoing litigation challenging both the U.S. adequacy decision and the use of the SCCs to legitimize transfers of personal data to the United States. If the use of SCCs in such circumstances is invalidated by the European courts, we may need to renegotiate certain contracts or change certain data processing operations to remain in compliance with GDPR. In the United Kingdom, regulators have implemented their own United Kingdom-specific requirements, such as by requiring parties to use an IDTA or otherwise amend the EU SCCs when transferring data to countries without adequate protections in place. Switzerland similarly has its own Swiss-specific requirements. These additional requirements increase the costs of negotiating and executing contracts with suppliers, vendors, and customers located in, or related to the processing of personal data of individuals in, the United Kingdom, Switzerland, or the EU.
We depend on a number of third parties in relation to the operation of our business, some of which process personal data on our behalf. With each such provider we attempt to mitigate the associated risks of using third parties by entering into contractual arrangements, including data processing agreements, to ensure that providers only process personal data according to our instructions and that they have sufficient technical and organizational security measures in place to protect such data. Where we transfer personal data outside the EU, EEA or United Kingdom to such third parties, we do so in compliance with the relevant data export requirements, as described above. However, there is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from all risks associated with the third-party processing, storage, and transmission of such information. Any violation of data privacy or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined below.
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
We are also subject to evolving EU privacy laws on cookies and e-marketing. Regulators have interpreted GDPR to require opt-in for marketing and the use of cookies, web beacons, and similar technologies that are not strictly necessary for the proper functioning of a website or online application. Violations of these requirements are potentially subject to fines at the same levels as the GDPR generally (i.e., the greater of 20 million Euros or 4% of total global annual turnover). We are likely to be required to expend further capital and other resources to ensure compliance, as expectations, precedent, and guidance from regulators continue to evolve around issues related to tracking technologies and e-marketing.

Other jurisdictions outside the EU and EEA, including several states in the United States and a number of countries around the world, have enacted or are considering enacting comprehensive data privacy and data protection laws, including laws that borrow various concepts from the GDPR. For example, in 2020 and 2021, laws went into effect in California, Brazil and China regulating the collection, use, and sharing of personal data in those jurisdictions. New data privacy laws in various states, as well as updates to states’ existing laws, have since come into effect or will come into effect in the future. These laws, such as the CCPA, allow for substantial penalties for non-compliance. For example, under the CCPA, in addition to fines that may be imposed by the State Attorney General and/or the California Privacy Protection Agency, consumers themselves have a private right of action against a company for failure to utilize “reasonable security procedures” to prevent a data breach. In addition, numerous countries, such as China and Russia, have enacted data localization laws that require certain data to stay within their borders and impose significant penalties for failure to comply. As laws in the jurisdictions in which we operate continue to change, we face additional costs to update our compliance efforts and additional risks related to potential complaints and associated penalties, fines, reputational damage, and other costs.
Further, many jurisdictions are considering or have adopted cybersecurity requirements that may apply to our business. For example, in July 2023, the SEC adopted new cybersecurity rules for public companies that are subject to the reporting requirements of the Exchange Act. Under these new rules, reporting companies must disclose a material cybersecurity incident within four business days of management’s determination that the incident is material. Companies also must include updated cybersecurity risk management, strategy, and governance disclosures, including disclosures regarding management’s role in assessing and managing risks from cybersecurity threats, and the board of directors’ oversight of the same. These new rules became effective for companies other than smaller reporting companies on December 18, 2023. Outside the United States, China has implemented, and other jurisdictions may implement, laws that require companies’ IT security environments to be certified against certain standards. Such laws may be complex, ambiguous, and subject to varying interpretation, which may create uncertainty regarding compliance.
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
Issues in the development and use of AI and ML together with an evolving and uncertain regulatory environment, may result in reputational harm, liability, risks to our confidential information, proprietary information, and personal data, or otherwise adversely affect our business, results of operations, financial condition, and cash flows.
We currently incorporate AI and ML capabilities into our Ingram Micro Xvantage platform and intend to further enhance our competitive position and the experience of our customers and vendors through the use and development of such tools. However, the legal and regulatory landscape governing AI is complex, rapidly evolving, and uncertain, including in the jurisdictions in which we currently offer Ingram Micro Xvantage. In addition, customer expectations, the nature of AI tools currently in the market, and the manner in which such tools are developed, deployed, and used by our vendors, competitors, and other third parties present additional risks and challenges.
For instance:
•Legislators and regulators in the United States, the EU, and elsewhere are increasingly focused on the development, deployment, use, and safety of AI systems. Several jurisdictions have enacted, or are considering enacting, legislation and regulations relating to transparency, oversight, safety, and governance of AI, including the EU’s Artificial Intelligence Act. The introduction or expansion of AI-enabled products or services may result in increased regulatory scrutiny, compliance costs, or operational constraints, and adapting to new legal requirements may adversely impact our operations or market position;
•If we, our vendors, or our third-party partners experience an actual or perceived personal data breach or security incident related to the use of AI, we may lose confidential, sensitive, or proprietary information and suffer reputational harm (see “—We may not be able to prevent or timely detect breaches of, or attacks on, our IT systems”);

•The intellectual property ownership and license rights, including copyright, applicable to AI technologies remain unsettled, and the use or adoption of third-party AI technologies into our products and services may expose us to claims of copyright infringement or other intellectual property misappropriation, as well as uncertainty regarding the patentability AI-generated inventions and our ability to obtain or enforce patent protection;
•While we seek to use AI ethically and attempt to identify and mitigate ethical, operational, or performance issues, we may be unsuccessful in identifying or resolving issues before they arise, and AI-generated outputs may not align with our expectations or those of our customers, which could adversely affect our relationships with customers, partners, and suppliers or result in other unintended outcomes; and
•We face significant competition from other companies that are also investing in AI. If we are unable to incorporate AI capabilities that enhance the functionality and reliability of our platforms and services, or if our competitors adopt AI capabilities more effectively or efficiently than we do, we may lose market share or be unable to attract or retain customers.
Any of these risks, individually or in the aggregate, could damage our reputation, result in the loss of valuable information or intellectual property, and adversely affect our business, results of operations, financial condition, and cash flows.
We may become involved in intellectual property disputes that could cause us to incur substantial costs, divert the efforts of management, or require us to pay substantial damages or licensing fees.
As a distributor of products and as a service provider, including of our cloud marketplace technology, from time to time we receive notifications from third parties alleging infringements of intellectual property rights held by others relating to the products or services we sell. As we continue to expand the products and services we offer and the geographies and channels in which we participate, our potential exposure to disputes related to intellectual property rights infringement increases. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our operations. Further, we may be obligated to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. While we may be able to seek indemnification and defense from our vendors and suppliers to protect our customers and our company against such claims, there is no assurance that we will be successful in obtaining such indemnification or defense or that we will be fully protected against such claims or that such indemnification and defense rights will be sufficient. We also may be unable to insure against such claims. We may also be prohibited from marketing products or services, be forced to market products or services without desirable features, be forced to pay additional licensing fees to continue to distribute certain products or perform certain services, or incur substantial costs to defend legal actions, including when third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. The validity, subsistence, and enforceability of the intellectual property rights portfolio that we currently hold, develop, or acquire may be challenged. We may receive such a challenge from individuals and groups who purchase intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims may be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms.

Risks Related to Our Relationship with Platinum and Being a “Controlled Company”
Platinum controls us, and its interests may conflict, or be inconsistent, with ours interests or the interests of other stockholders.
Platinum controls approximately 90% of the voting power of our outstanding Common Stock, and thus holds more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors. Platinum is able to control the election and removal of our directors and thereby control our policies and operations, including the appointment of management, future issuances of our Common Stock or other securities, payment of dividends, if any, on our Common Stock, the incurrence or modification of indebtedness by us, amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions. Their interests may not in all cases be aligned with the interests of our other stockholders. This concentration of voting control could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of our company and ultimately might affect the market price of our Common Stock. This concentration of ownership may also adversely affect our share price.
Moreover, in accordance with our amended and restated certificate of incorporation and the Investor Rights Agreement, dated as of October 23, 2024 by and between the Company and Imola JV Holdings, L.P. (the “Investor Rights Agreement”), Platinum has the right to nominate for election to our board of directors a number of individuals designated by Platinum constituting a majority thereof, for so long as it beneficially owns at least 50% of the voting power of all shares of our outstanding stock entitled to vote generally in the election of our directors. Even if Platinum ceases to own shares of our stock representing a majority of the total voting power, for so long as Platinum continues to own a significant percentage of our stock, it will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such period of time, Platinum will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers.
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
Because Platinum continues to hold more than a majority of the voting power of our outstanding Common Stock entitled to vote generally in the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and have elected, in accordance with applicable NYSE exemptions, not to comply with certain corporate governance requirements. For example, we do not have a majority of independent directors, our compensation and nominating and corporate governance committees are not composed entirely of independent directors, and we are not required to perform annual performance evaluations with respect to such committees. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. If we cease to be a “controlled company,” we will be required to comply with the above referenced requirements within one year.
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
As a privately held company prior to our initial public offering (the “IPO”) in October 2024, we were not required to evaluate the effectiveness of our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”). As a publicly traded company, we are now subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require us, among other things, to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by our management.
In addition, beginning with this annual report filed on Form 10-K, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. To comply with the requirements of being a publicly traded company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Further, because there are inherent limitations in all control systems, even our remediated and effective internal control over financial reporting may not prevent or detect all material misstatements. Additionally, any projection or the result of any evaluation of effectiveness of these measures in future periods remain subject to the risk that our internal control over financial reporting may become inadequate because of changes in our business condition, changes in accounting rules and regulations, or to the degree our compliance with our internal policies or procedures may deteriorate. If we fail to timely design and maintain the effectiveness of our internal control over financial reporting, we may not be able to produce reliable financial reports and will be less able to detect and prevent material misstatements due to error or fraud.
During Fiscal Year 2025, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over segregation of duties related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of our financial statements. Specifically, certain personnel have the ability to create and post manual journal entries that are not identified to be reviewed by separate individuals. The material weakness did not result in a misstatement (or adjustment) to the consolidated financial statements. However, the material weakness could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Additionally, as described in the risk factor directly below, we have previously identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future.

We have previously identified material weaknesses in our internal control over financial reporting, which have since been remediated, which resulted in restatements and revisions of certain of our consolidated financial statements. During Fiscal Year 2025, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over segregation of duties related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of our financial statements. These material weaknesses have created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations. If we fail to timely remediate the material weakness identified during Fiscal Year 2025, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our Common Stock, or impair our ability to comply with applicable laws and regulations.
During the course of preparing to become a publicly traded company, we identified a material weakness in our internal control over financial reporting. The weakness consisted of not designing and maintaining an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements.
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
Additionally, these material weaknesses could result in further misstatements of the aforementioned financial statements and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result of these material weaknesses and errors, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal, and other fees and expenses. We may become subject to legal proceedings as a result of the material weaknesses and errors, which could result in reputational harm, the loss of key employees, additional defense, and other costs. Any of the foregoing impacts, individually or in the aggregate, may have a material adverse effect on our business, financial position, and results of operations.
We took a number of steps to remediate these material weaknesses and to strengthen our internal control over financial reporting. These remediation measures included strengthening the regional controllership function, revising policies and procedures, and implementing additional training to support an effective risk assessment process over evolving and growing areas of the business. We have concluded that these material weaknesses have been remediated as of December 27, 2025. As discussed above, we have identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over segregation of duties related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of our financial statements. See Item 9A, “Controls and Procedures”, for more information on the remediation of previously reported material weaknesses in internal control over financial reporting.
However, if we fail to timely remediate the material weakness identified during Fiscal Year 2025, if we identify additional material weaknesses in our internal control over financial reporting, if the steps that we take do not remediate future material weaknesses in a timely manner, if we are unable to comply with the requirements of the rules and regulations of the SEC over Section 404 in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, that may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, including those under the Indenture and Credit Agreements. This may give rise to a default thereunder, restrict our access to the capital markets, cause investors to lose confidence in the accuracy, completeness or reliability of our financial reports, and adversely impact the price of our Common Stock. As a result of such failures, we could also become subject to investigations or sanctions by the NYSE, the SEC, or other regulatory authorities, and we could become subject to litigation from investors and stockholders. This could harm our reputation, financial condition or divert financial and management resources from our core business, and it would have a material adverse effect on our business, financial condition and results of operations.

Our stock price may change significantly, and stockholders may not be able to resell shares of our Common Stock at or above the price paid or at all or could lose all or part of their investment as a result.
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
•declines in the market prices of stocks generally, particularly those of IT companies;
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
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, data breaches, natural disasters, war, acts of terrorism or responses to these events.
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

We may change our dividend policy at any time, and, if we determine not to pay any cash dividends on our Common Stock in the future, stockholders may not receive any return on investment unless they sell their Common Stock for a price greater than that which they paid for it.
Since the first quarterly cash dividend declared in the first quarter of 2025, our board of directors has increased the dividend each quarter. Notwithstanding this history, we have no obligation to pay or increase dividends, and our board of directors may determine not to increase the dividend, or to reduce or eliminate dividends altogether, at any time, with or without notice to stockholders. Any decision to declare, increase, or pay dividends in the future will be made at the sole discretion of our board of directors, subject to compliance with applicable law, and will depend on a number of factors, including general economic and business conditions, our financial condition and results of operations, available cash and anticipated cash needs, capital requirements, legal and tax considerations, and contractual restrictions, including covenants under our Credit Facilities, the Indenture, and any other existing or future indebtedness or preferred securities. Our board of directors may also consider potential future investments, legal risks, and changes in applicable tax or corporate laws. As a result, there can be no assurance that we will continue to increase dividends, pay dividends at current levels, or pay dividends at all. If we determine not to pay cash dividends on our Common Stock in the future, stockholders may not receive any return on their investment unless they are able to sell their shares at a price greater than the price they paid, which may not occur.
If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stop covering us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price and/or trading volume to decline.
We have incurred and will continue to incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a publicly traded company. Our management is required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a result of recently becoming a publicly traded company, we have incurred and will continue to incur significant legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a privately held company, including costs associated with applicable reporting requirements. As a result of having publicly traded Common Stock, we are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations implemented by the SEC, the NYSE, and the PCAOB. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We anticipate that these costs will materially increase our general and administrative expenses. Our management must devote a substantial amount of time to ensure that we comply with all of these requirements, including expanded corporate governance standards, diverting the attention of management away from revenue-producing activities.
In addition, these laws and regulations make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance; we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a publicly traded company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action, and potentially civil litigation.

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
As of December 27, 2025, we had a total of 235,073,327 shares of our Common Stock outstanding. All of such shares are eligible for resale in the public market under Rule 144 of the Securities Act (“Rule 144”), subject in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. In addition, Platinum has the right, subject to certain exceptions and conditions, to require us to register its shares of Common Stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of Common Stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement. As restrictions on resale end or if Platinum exercises its registration rights with respect to our Common Stock, the market price of our Common Stock could decline if Platinum sells such shares or is perceived by the market as intending to sell them.
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 100,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations, and the provisions of our amended and restated certificate of incorporation. The board is also authorized to designate shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof. The powers, preferences, and rights of these additional series of preferred stock may be senior to or on parity with our Common Stock, which may reduce the value of the Common Stock.
Claims for indemnification by our directors, officers, or Platinum Equity Advisors, LLC (“Platinum Advisors”) may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
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
Our amended and restated certificate of incorporation contains exclusive forum provisions that could limit our stockholders’ ability to pursue certain claims in a preferred judicial forum.
Our amended and restated certificate of incorporation includes exclusive forum provisions that generally require certain stockholder actions, including derivative suits, fiduciary duty claims, and other internal corporate matters, to be brought in the Delaware Court of Chancery, and Securities Act claims to be brought in U.S. federal courts. These provisions may limit a stockholder’s ability to select a preferred forum and could discourage litigation. If a court finds these provisions unenforceable, we may incur additional costs litigating in multiple jurisdictions, which could adversely affect our business, financial condition, and results of operations.
Because our executive officers hold, or in the future may hold, long-term incentive awards that will vest upon a change of control, these officers may have interests in us that conflict with those of our stockholders.
Our executive officers hold, or in the future may hold, long-term incentive awards that would automatically vest upon a change of control. As a result, these officers may view certain change of control transactions more favorably than other stockholders due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that may not be viewed as favorable by other stockholders

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Our business operations rely on the secure processing, storage, integrity, and transmission of business-critical information, including transaction information as well as personal and other sensitive data, through digital and interconnected systems, including those of our service providers and other third parties. In order to identify, prevent, respond to, and mitigate cybersecurity risks, we maintain a formal data protection program with physical, technical, and administrative safeguards (the “Program”), which is integrated into our overall risk management processes. As part of the Program:
•We have implemented and maintain documented policies and comprehensive technical controls (including multifactor authentication and end-to-end encryption) designed using the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and mapped to the specifications of the International Organization for Standardization (“ISO”) 27001 information security standard. The Program is regularly reviewed and updated on an annual basis, with a comprehensive annual review cycle.
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
•We regularly test our internal IT controls through a combination of automated and manual testing procedures, including continuous automated vulnerability scanning and periodic penetration tests, and we regularly test our disaster recovery and other back-up plans. Our Program also undergoes annual external audits by independent auditors as part of our ISO 27001 certification process. Vulnerabilities identified through these processes are remediated according to defined timelines based on the severity of the risk and other relevant factors.
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
•We require our employees to complete security awareness training upon hiring and on a regular basis thereafter, with modules covering applicable Company policies and emerging threats. Our training program also includes practical exercises such as simulated phishing campaigns.
We also work with third-party cybersecurity and data privacy professionals as part of the design and implementation of our program, including accountants, independent assessors, external legal counsel, and other consultants.
Our incident reporting and escalation process is designed to detect and analyze cyber incidents in real time, to (i) assess their impact, (ii) escalate the incident to our CISO and the Company’s Information Security Management Committee (which consists of our CEO, CFO, General Counsel, CISO, and EVP and President – Global Platform Group), as appropriate and consistent with our written Incident Response Plan, and (iii) determine and effectuate the appropriate response and reporting actions, including evaluating the impact and materiality of such incidents to our financial condition and operations.
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
•Our internal audit team is responsible for testing key IT controls, while leaders from our legal, finance, communications, and risk management teams participate in incident response training, including annual tabletop exercises to ensure swift and effective responses to cybersecurity incidents.
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
Item 2. Properties
Facilities
We occupy 252 facilities covering approximately 12 million square feet of warehouse and office space. We own 7 sites making up approximately 400 thousand square feet and lease the remainder. Our facilities are located throughout our geographic regions: North America (27), EMEA (91), Asia-Pacific (103) and Latin America (31).
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
As of February 23, 2026, our common stock was held by approximately 16 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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

	October 24, 2024	December 28, 2024	March 29, 2025	June 28, 2025	September 27, 2025	December 27, 2025
Ingram Micro Holding Corporation	$100.00	$79.63	$72.79	$83.85	$84.87	$90.30
S&P Midcap 400 Index	$100.00	$100.63	$93.82	$100.26	$105.97	$109.78
Peer Group Index	$100.00	$89.78	$76.78	$93.26	$95.17	$89.49
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding the Securities Authorized for Issuance under Equity Compensation Plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Information with Respect to Dividends
On March 2, 2026, the Company announced that the board of directors had declared a cash dividend of $0.082 per share of common stock, payable on March 24, 2026, to stockholders of record as of March 10, 2026. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our board of directors that cash dividends are in the best interests of our stockholders.
Information with Respect to Purchases of Equity Securities by the Issuer
We did not repurchase any of our Common Stock during the Thirteen Weeks Ended December 27, 2025.
Unregistered Sales of Securities
None.
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
Our Fiscal Year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2025”, “Fiscal Year 2024”, and “Fiscal Year 2023” represent the fiscal years ended December 27, 2025 (52 weeks), December 28, 2024 (52 weeks), and December 30, 2023 (52 weeks), respectively. This section of this Annual Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-over-year comparisons between fiscal years 2025 and 2024. Discussions of Fiscal Year 2023 items and year-over-year comparisons between Fiscal Year 2024 and Fiscal Year 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on March 5, 2025. All financial data included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section are in thousands, except as otherwise indicated.
Unless otherwise noted in this Annual Report on Form 10-K, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” refers to Ingram Micro Holding Corporation and its subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
Overview
Ingram Micro Holding Corporation and its subsidiaries are primarily engaged in the distribution of IT products, cloud and other services worldwide. Our business is organized into four reportable segments based on the different geographic regions in which we operate: North America; EMEA; Asia-Pacific; and Latin America.
Key Factors and Trends Affecting Our Operating Results
Global Demand for IT Products and Value Added Services
We are dependent on global IT spend, which is influenced by broader economic trends and their impacts on enterprise spending, as well as new product introductions and product transitions by technology vendors. Driven by the rapid evolution of the technology industry, frequent fluctuations in market demand, and the increasing complexity of solutions, which often integrate offerings from multiple vendors and service providers, vendors increasingly rely on distributors to bring their products to market more efficiently along with providing value-added services. We have diverse relationships with many global vendors and offer a full suite of end-to-end solutions including comprehensive services, positioning us well to capture demand in key technology sectors. We expect to continue investing in our services offerings, as well as our relationships with existing and emerging vendors with the goal of expanding the breadth and depth of what we already believe to be the industry’s most comprehensive offering.
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
Product, Line of Business and Global Presence
•Client and Endpoint Solutions. We offer a variety of higher-volume products targeted for corporate and individual end users, including desktop personal computers, notebooks, tablets, printers, components (including hard drives, motherboards, video cards, etc.), application software, peripherals, and accessories. We also offer a variety of products that enable mobile computing and productivity, including phones, phone tablets (including two-in-one “notebook/tablet” devices), smartphones, feature phones, mobile phone accessories, wearables and mobility software.
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which generally account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions offerings often require higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cybersecurity, and power and cooling solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers AI-related products and offerings, DC / POS, physical security, audio visual & digital signage, UCC, and IoT (smart office/home automation) products.
•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here have been the offerings of our CloudBlue business, which provided customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model. Our CloudBlue operations were sold during the third quarter of 2025.
•Other. We provide customers with ITAD, reverse logistics and repair and other related solutions. These offerings represent less than 5% of net sales for all periods presented herein.
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
As of December 27, 2025, we had $3,499 million available under our $3,500 million ABL Revolving Credit Facility, which, if borrowed, can be used to fund any such working capital needs or to fund any of our business strategies.
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
As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing our financial performance we exclude the effect of foreign currency fluctuations for certain periods by comparing the percent change to the prior period in net sales and other key metrics on a constant currency basis. These key metrics on a constant currency basis are not accounting principles generally accepted in the United States of America (“U.S. GAAP”) financial measures. Amounts presented on a constant currency basis remove the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries by translating the current period amounts into U.S. dollars using the same foreign currency exchange rates that were used to translate the amounts for the previous comparable period.
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
Results of Operations for Fiscal Year 2025 and Fiscal Year 2024:
We do not allocate stock-based compensation expense or cash-based compensation expense (see Note 10, “Employee Awards,” to our audited consolidated financial statements), or certain Corporate costs to our operating segments; therefore, we are reporting these amounts separately.
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

	Fiscal Year		Fiscal Year		Change Increase (Decrease)
Net sales by reportable segment	2025		2024		Amount	Percentage
North America	$18,947,951	36%	$17,373,047	36%	$1,574,904	9.1%
EMEA	15,197,089	29	14,260,257	30	936,832	6.6
Asia-Pacific	14,706,981	28	12,756,802	27	1,950,179	15.3
Latin America	3,704,242	7	3,593,565	7	110,677	3.1
Total	$52,556,263	100%	$47,983,671	100%	$4,572,592	9.5%

	Fiscal Year		Fiscal Year		Change Increase (Decrease)
	2025		2024		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$246,962	1.30%	$322,159	1.85%	$(75,197)	(0.55)%
EMEA	290,343	1.91	259,420	1.82	30,923	0.09
Asia-Pacific	272,153	1.85	223,449	1.75	48,704	0.10
Latin America	123,155	3.32	119,584	3.33	3,571	(0.01)
Corporate	(16,736)	—	(47,996)	—	31,260	—
Cash-based compensation expense	(17,832)	—	(24,626)	—	6,794	—
Stock-based compensation expense	(21,117)	—	(34,067)	—	12,950	—
Total	$876,928	1.67%	$817,923	1.70%	$59,005	(0.03)%

	Fiscal Year	Fiscal Year
	2025	2024
Net sales	100.00%	100.00%
Cost of sales	93.33	92.82
Gross profit	6.67	7.18
Operating expenses:
Selling, general and administrative	4.97	5.40
Restructuring costs	0.03	0.08
Income from operations	1.67	1.70
Total other (income) expense	0.66	0.78
Income before income taxes	1.01	0.92
Provision for income taxes	0.39	0.37
Net income	0.62%	0.55%
Consolidated net sales were $52,556,263 for Fiscal Year 2025 compared to $47,983,671 for Fiscal Year 2024. The 9.5% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, client and endpoint solutions increased by 13%, advanced solutions offerings increased by 4%, and cloud-based solutions increased by 3%. The divestiture of CloudBlue in the third quarter of 2025 had a negative 5% impact on the year-over-year comparison of net sales of cloud-based solutions. This growth was partially offset by a 7% decline in Other services. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 0.5%. On a constant currency basis, net sales of client and endpoint solutions increased by 12%, advanced solutions offerings increased by 4%, cloud-based solutions increased by 3%, and Other services declined by 8%.
The $1,574,904, or 9.1%, increase in our North American net sales for Fiscal Year 2025 compared to Fiscal Year 2024, was primarily driven by a 10% increase in net sales of client and endpoint solutions, namely desktops and notebooks in the United States. Additionally, net sales of advanced solutions offerings increased by 10%, driven by growth in server and storage net sales in the United States, which includes strong growth in lower margin, lower cost-to-serve AI-enablement product sets. These results were partially offset by a decrease of 29% in net sales of our Other services, driven by declines in our U.S. Reverse Logistics and Repair business, as well as a decrease of 5% in cloud-based solutions driven by a higher mix of sales of cloud-based products for which sales are recorded on a net basis. Excluding the impact of our CloudBlue divestiture, net sales of cloud-based solutions were up by 1.4% year-over-year.
The $936,832, or 6.6%, increase in EMEA net sales for Fiscal Year 2025 compared to Fiscal Year 2024 was primarily driven by a 9% increase in net sales of client and endpoint solutions driven largely by growth in notebooks in the United Kingdom, Germany and Poland, and growth in desktops in the United Kingdom, Germany and Switzerland. Other services net sales increased by 16% driven primarily by growth in our Reverse Logistics and Repair business in the United Kingdom. Net sales of advanced solutions offerings increased by 1%, driven by growth in server net sales in Germany and DC / POS net sales in Germany, Saudi Arabia, the Netherlands, and Spain. Additionally, net sales of cloud-based solutions increased by 38%. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 4%, Other services increased by 12% and cloud-based solutions increased by 33%, while advanced solutions offerings decreased by 2%.
The $1,950,179, or 15.3%, increase in Asia-Pacific net sales for Fiscal Year 2025 compared to Fiscal Year 2024 was primarily driven by a 20% increase in net sales of client and endpoint solutions, due to growth in mobility distribution, particularly smartphones in China and India. Growth in components, tablets and desktops in China, notebooks in Australia, and consumer electronics in Australia and India also contributed to the growth in client and endpoint solutions net sales in the region. Net sales of advanced solutions offerings grew by 1% driven by networking in China as well as server and networking in Australia. Net sales of cloud-based solutions grew by 15% driven by growth in India and Malaysia. These results were partially offset by a 14% decrease in net sales of Other services driven by a decline in our ITAD business. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 23%, advanced solutions offerings increased by 3%, and cloud-based solutions increased by 16%, while Other services decreased by 13%.

The $110,677, or 3.1%, increase in Latin American net sales for Fiscal Year 2025 compared to Fiscal Year 2024 was primarily driven by a 7% increase in net sales of client and endpoint solutions driven by growth in mobility distribution, specifically smartphones in Peru, Chile, and Mexico, notebooks in Mexico, Colombia, Peru and Chile, as well as tablets in Miami Export. Cloud-based solutions net sales also increased by 2% year-over-year. These results were partially offset by an 8% decrease in net sales of advanced solutions offerings due to declines in server and networking products in Mexico and cybersecurity products in Brazil. Additionally, net sales of Other services decreased 31% year-over-year driven by a decline in our ITAD business. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of client and endpoint solutions increased by 9%, cloud-based solutions increased by 7%, while advanced solutions decreased by 6% and Other services decreased by 28%.
Gross profit was $3,503,971 for Fiscal Year 2025, compared to $3,444,945 for Fiscal Year 2024. Gross margin decreased by 51 basis points in Fiscal Year 2025 compared to Fiscal Year 2024. The increase in gross profit dollars was primarily attributable to the previously described increases in our net sales. The 51 basis point decrease in gross margin was driven by a shift in sales mix towards our lower-margin client and endpoint solutions across all of our geographic segments, as well as a decline in gross margin in advanced solutions driven by a mix shift more towards lower-margin servers and AI-enablement products during Fiscal Year 2025 compared to Fiscal Year 2024. The customer mix has also skewed more heavily towards large enterprise customers, and geographic mix towards our Asia-Pacific region in the current year, both of which are lower margin, but also lower cost-to-serve. Gross margin was also negatively impacted by a 4 basis point increase in write-offs of excess and obsolete inventory during Fiscal Year 2025 compared to Fiscal Year 2024. The decrease in gross margin also includes the impact of $10,480 recorded in cost of sales, or 2 basis points of net sales, relating to the loss on sale of non-core operations in the North America region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses increased $22,943, but total SG&A expenses as a percentage of net sales decreased by 43 basis points in Fiscal Year 2025 compared to Fiscal Year 2024. The increase in SG&A dollars was driven by an increase in compensation and headcount expenses of $45,737, an increase in bad debt expense of $18,607 and an increase in software-related costs of $13,765. The increase in SG&A dollars also includes the impact of a loss of $38,248, or 7 basis points of net sales, related to the sale of our CloudBlue operations and other non-core operations in our North America region in Fiscal Year 2025. These factors were partially offset by a positive recovery via insurance proceeds that we expect to receive related to a previously disclosed matter, which helped to offset professional fees, reserves and temporary loss of business associated with the matter. The decrease in SG&A expenses as a percentage of net sales is a function of the improved leverage on operating expenses as net sales increased from the prior year, reflective also of our cost actions we have taken as recently as the end of our fiscal year ended December 28, 2024, and a mix of business generally favoring lower cost-to-serve categories. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 3 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During Fiscal Year 2025, we recorded restructuring costs of $15,432, or 3 basis points of net sales, which relate to efforts that began in the fourth quarter of 2024 to enhance organizational efficiency and strengthen customer service capabilities to better position the Company for long-term, sustainable growth. Additionally, in the third quarter of 2025, we took targeted restructuring actions across certain parts of our North America and EMEA businesses. In the fourth quarter, we continued our targeted efforts to improve the effectiveness of our organization, primarily focusing on our repair operations in the United States, and in our global finance and IT organizations. These charges included organizational and staffing changes as well as headcount reductions. Collectively, the restructuring initiatives are expected to deliver annualized cost reductions in the range of $8 and $10 million. During Fiscal Year 2024, we recognized $38,354 of restructuring costs, or 8 basis points of net sales, which represented further actions taken under our global restructuring plan originally announced in July 2023 (see Note 8, “Restructuring Costs” to our audited consolidated financial statements for further information regarding the restructuring activities during Fiscal Year 2025 and Fiscal Year 2024).
Income from operations was $876,928, or 1.67% of net sales, in Fiscal Year 2025, compared to $817,923, or 1.70% of net sales, in Fiscal Year 2024. The 3 basis point year-over-year decrease in income from operations margin was primarily due to the decrease in gross margin largely offset by operating expense effectiveness as described above. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.

Our North American income from operations margin decreased 55 basis points in Fiscal Year 2025 compared to Fiscal Year 2024. The decrease is largely driven by a decrease in gross margin due to the shift in sales mix factors described above, as well as an increase in inventory write-offs, which had a combined negative impact of 64 basis points on the region’s income from operations margin. The region’s income from operations margin also reflects the impact of $48,728, or 26 basis points of North American net sales, relating to the loss on sale of two non-core businesses described above. These factors were partially offset by a reduction in SG&A expenses as a percentage of net sales in the region during Fiscal Year 2025, driven most notably by compensation and headcount expenses which decreased by 43 basis points, largely as a result of the restructuring initiatives taken in the prior year.
Our EMEA income from operations margin increased 9 basis points in Fiscal Year 2025 compared to Fiscal Year 2024. This was driven by reductions in SG&A expenses as a percentage of net sales. Most notably, restructuring costs decreased by 8 basis points. These factors more than offset a decrease in gross margin due to the shift in sales mix factors described above as well as some write-offs related to inventory. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 10 basis points in Fiscal Year 2025 compared to Fiscal Year 2024, primarily as a result of a reduction in SG&A expense as a percentage of net sales. The region benefited from a non-recurring loss recovery related to the previously noted insurance proceeds that we expect to receive, which helped to offset the specific costs and temporary loss of business impacts associated with the matter. The region also saw a 15 basis point decrease in compensation and headcount expenses primarily due to improved leverage of operating expenses across increased net sales. These factors more than offset a decrease in gross margin due to the geographic and sales mix factors described above, as well as a 5 basis point increase in inventory write-offs. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin decreased 1 basis point in Fiscal Year 2025 compared to Fiscal Year 2024, primarily as a result of an increase in SG&A expenses as a percentage of net sales. Most notably, bad debt expense increased by 26 basis points, as Fiscal Year 2024 was positively impacted by the reversal of a reserve related to a single project when the delinquent receivables were collected. These factors more than offset an increase in gross margin due to higher achievement on advanced solutions net sales as well as the favorable impact of a decline in inventory write-offs in Fiscal Year 2025 compared to Fiscal Year 2024. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
In Fiscal Year 2025, Corporate included $6,168 of costs incurred for external services and other expenses in response to the July 2025 ransomware incident, $3,676 of costs associated with retention bonuses related primarily to the sale of our CloudBlue operation and $1,408 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In Fiscal Year 2024, Corporate included $20,380 of advisory fees paid to Platinum Advisors, which we no longer incur subsequent to the IPO, $17,269 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations, as well as $9,945 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group as part of the CLS Sale, which were fully transitioned and completed at the end of 2024.
Cash-based compensation expense decreased by $6,794 in Fiscal Year 2025 compared to Fiscal Year 2024 due to the transition to stock-based compensation for certain employees subsequent to our IPO.
Stock-based compensation expense decreased by $12,950 in Fiscal Year 2025 compared to Fiscal Year 2024 as the prior year included the impact of the immediate vesting of time-vesting restricted stock units that were granted to key employees in connection with the IPO (see Note 10, “Employee Awards,” to our audited consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $346,174 in Fiscal Year 2025 compared to $372,057 in Fiscal Year 2024. The decrease is largely driven by interest expense decreasing by $35,788 primarily as a result of lower average debt outstanding in the current year period, due in particular to voluntary principal payments of $483,100 on our Term Loan Credit Facility made in Fiscal Year 2024. Additionally, we voluntarily repaid an incremental $125,000 on our Term Loan Credit Facility in late March 2025. The decrease was also driven by other expense decreasing by $9,140 as a result of a higher equity fair value gain of $8,240 in 2025. These factors were partially offset by an increase of $19,441 in net foreign currency exchange loss.

We recorded an income tax provision of $202,872, or an effective tax rate of 38.2%, in Fiscal Year 2025, compared to $181,644, or an effective tax rate of 40.7% in Fiscal Year 2024. The tax provision for Fiscal Year 2025 included $30,244 of tax expense, or 5.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Fiscal Year 2024, this same withholding tax impact was $25,995 of tax expense, or 5.8 percentage points of the effective tax rate. The tax provision for Fiscal Year 2025 also included $14,598 of tax expense, or 2.7 percentage points of the effective tax rate, due to establishing the full valuation allowance against a foreign subsidiary’s deferred tax assets which are primarily net operating losses arising from foreign exchange losses. In Fiscal Year 2024, upon becoming a publicly traded company, we became subject to limitations on the tax deductibility of officers’ compensation under Internal Revenue Code Section 162(m) resulting in $9,587 of tax expense, or 2.2 percentage points of the effective tax rate, primarily associated with stock-based compensation and a one-time adjustment to certain deferred tax assets. The tax provision for Fiscal Year 2024 also included $2,323 of tax expense, or 0.5 percentage points of the effective tax rate, due to a statutory tax rate change which resulted in a reduction to our Luxembourg subsidiaries’ deferred tax assets.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $1,864,724 and $918,401 at December 27, 2025 and December 28, 2024, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $3,553,339 and $4,142,013 at December 27, 2025 and December 28, 2024, respectively.

	Fiscal Year	Fiscal Year
	2025	2024
Cash provided by (used in):
Operating activities	916,127	333,839
Investing activities	267,642	105,541
Financing activities	(306,222)	(391,299)
Operating activities provided net cash of $916,127 during Fiscal Year 2025 and $333,839 during Fiscal Year 2024. The higher net cash provided during Fiscal Year Ended 2025 was primarily driven by higher net income as well as favorable management of payments to vendors and faster turnover of inventory compared to Fiscal Year 2024, partially offset by higher receivable balances in Fiscal Year 2025 driven primarily by the impacts of mix of business and timing of our fiscal year end on our collections to close the year.
Investing activities provided net cash of $267,642 and $105,541 during Fiscal Year 2025 and Fiscal Year 2024, respectively. The net cash provided during Fiscal Year 2025 was driven by proceeds from deferred purchase price of factored receivables of $313,206, proceeds from notes receivables from certain customers of $44,612, proceeds from sale of equity investments of $20,805 and proceeds from sale of subsidiaries of $20,000, partially offset by capital expenditures for $130,754 and issuance of notes receivable to certain customers for $12,501. The net cash provided during Fiscal Year 2024 was driven by proceeds from deferred purchase price of factored receivables of $252,199 and proceeds from notes receivables from certain customers of $38,291, partially offset by capital expenditures of $142,703 and issuance of notes receivable to certain customers for $57,117.
Financing activities used net cash of $306,222 and $391,299 during Fiscal Year 2025 and Fiscal Year 2024, respectively. The net cash used during Fiscal Year 2025 was primarily driven by repayments of our Term Loan Credit Facility totaling $125,000, net repayments of our revolving and other credit facilities of $101,758, gross repayment of other debt for $89,851 and dividends paid of $78,376, partially offset by gross proceeds from other debt of $107,014. The net cash used during Fiscal Year 2024 was primarily driven by repayments of our Term Loan Credit Facility totaling $483,100, gross repayment of other debt for $118,331, and net repayments of our revolving and other credit facilities of $66,998, partially offset by proceeds from issuance of common stock in our IPO, net of underwriting discounts, of $241,164 and gross proceeds from other debt of $101,779.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,588,148, of which $3,197,571 was outstanding, at December 27, 2025. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $1,864,724 and $918,401 at December 27, 2025 and December 28, 2024, respectively, of which $1,074,301 and $856,051, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at December 27, 2025 and December 28, 2024, along with lesser amounts in Brazil, Luxembourg, Malaysia, Mexico, India, Canada, and Australia. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of December 27, 2025 and December 28, 2024, we had book overdrafts of $416,799 and $544,029, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031 (see Note 6, “Debt”, to our audited consolidated financial statements). In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025, we voluntarily repaid an incremental $125,000. As of December 27, 2025 and December 28, 2024, $764,849 and $885,882, respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the (“ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of December 27, 2025 and December 28, 2024, we had no borrowings under this facility. The weighted-average interest rate on the outstanding borrowings under the ABL Revolving Credit Facility, as amended, was 6.2% and 6.7% per annum at December 27, 2025 and December 28, 2024, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $441,375, at December 27, 2025 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At December 27, 2025 and December 28, 2024, we had borrowings of $353,100 and $312,630, respectively, under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 3.5% and 4.9% per annum at December 27, 2025 and December 28, 2024, respectively.
At December 27, 2025, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,940,601, of which $353,100 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $905,911 at December 27, 2025. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 27, 2025 and December 28, 2024, we had $102,836 and $182,713, respectively, outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.3% and 6.9% per annum at December 27, 2025 and December 28, 2024, respectively. At December 27, 2025 and December 28, 2024, letters of credit totaling $168,254 and $166,613, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At December 27, 2025 and December 28, 2024, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 27, 2025 and December 28, 2024, we had a total of $936,934 and $737,302, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $1,870. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Consolidated Balance Sheets.
For a further discussion on our debt and operating lease commitments as of December 27, 2025 and December 28, 2024, see Note 6, “Debt,” and Note 5, “Leases,” respectively, to our audited consolidated financial statements.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the consolidated balance sheets for estimated product returns based upon historical experience and an asset is recorded within Inventory on the consolidated balance sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $116,780 and $131,298 as of December 27, 2025 and December 28, 2024, respectively.
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
We performed a quantitative impairment analysis of goodwill in Fiscal Year 2024 and Fiscal Year 2023 for our North America and EMEA regions. In determining the fair value of our reporting units, we assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance and other relevant events. Based on the valuations prepared, we determined that the estimated fair values of our reporting units were greater than their carrying values and no impairment of goodwill was identified in either period. In Fiscal Year 2024 and Fiscal Year 2023, we performed a qualitative analysis of goodwill for our Asia-Pacific and Latin America regions and in Fiscal Year 2025 we performed a qualitative analysis for all of our regions. No goodwill impairment was recorded during Fiscal Year 2025, Fiscal Year 2024 or Fiscal Year 2023 based on the results of the procedures performed.
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
Many countries have enacted the OECD’s 15% global minimum tax regime effective for us starting in Fiscal Year 2024. The legislation did not have a material impact on our Fiscal Years 2024 and 2025 effective rates for income taxes or for cash taxes paid, however we continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows.
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Historically, we have hedged transactions that were denominated in the following currencies: U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, Australian dollars, New Zealand dollars, Singapore dollars, Czech koruna, Hong Kong dollars, Romanian leu, Brazilian real, Colombian pesos, Chilean pesos, Mexican pesos, Peruvian sol, Indian rupee, Chinese yuan, Turkish lira, Moroccan dirham, Thai baht, Malaysian ringgit and Indonesian rupiah.
We monitor our foreign exchange risk using a Value-at-Risk model (the “VaR model”). The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $1,942 and $551 as of December 27, 2025 and December 28, 2024, respectively.

Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to increase or decrease by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Revolving Credit Facility at the levels of such borrowing amounts as of December 27, 2025, our annual interest would change by approximately $8,019. Assuming that our ABL Revolving Credit Facility was fully drawn as of December 27, 2025, each one-eighth percentage point change in interest rates would result in a change of approximately $5,377 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	68
Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024	70
Consolidated Statements of Income for Fiscal Year ended December 27, 2025, Fiscal Year ended December 28, 2024, and Fiscal Year ended December 30, 2023	71
Consolidated Statements of Comprehensive Income (Loss) for Fiscal Year ended December 27, 2025, Fiscal Year ended December 28, 2024, and Fiscal Year ended December 30, 2023	72
Consolidated Statements of Stockholders’ Equity for Fiscal Year ended December 27, 2025, Fiscal Year ended December 28, 2024, and Fiscal Year ended December 30, 2023	73
Consolidated Statements of Cash Flows for Fiscal Year ended December 27, 2025, Fiscal Year ended December 28, 2024, and Fiscal Year ended December 30, 2023	74
Notes to Consolidated Financial Statements	76
Schedules to the Audited Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts	109

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingram Micro Holding Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ingram Micro Holding Corporation and its subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 27, 2025 listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over segregation of duties related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of the Company's financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Distribution Services Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s net sales was $52,556 million for the year ended December 27, 2025, of which a significant portion relates to distribution services revenue. In a distribution services model, the Company buys, holds title to, and sells technology products and provides services to resellers, referred to subsequently as customers, while also providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support, and inventory management. Revenue is recognized when the control of products is transferred to customers, which generally happens at the point of shipment or point of delivery.

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
March 3, 2026

We have served as the Company’s auditor since at least 1994. We have not been able to determine the specific year we began serving as auditor of the Company.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)

	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,864,724	$918,401
Trade accounts receivable (less allowances of $169,165 and $146,999, respectively)	10,546,550	9,448,354
Inventory	4,970,113	4,699,483
Other current assets	859,252	734,939
Total current assets	18,240,639	15,801,177
Property and equipment, net	531,896	482,503
Operating lease right-of-use assets	403,224	412,662
Goodwill	854,749	833,662
Intangible assets, net	711,809	772,571
Other assets	502,067	477,115
Total assets	$21,244,384	$18,779,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,963,324	$10,005,824
Accrued expenses and other	1,163,587	1,021,958
Short-term debt and current maturities of long-term debt	449,583	184,860
Short-term operating lease liabilities	104,468	93,889
Total current liabilities	13,680,962	11,306,531
Long-term debt, less current maturities	2,749,781	3,168,280
Long-term operating lease liabilities, net of current portion	354,894	369,493
Other liabilities	210,329	201,511
Total liabilities	16,995,966	15,045,815
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at December 27, 2025 and December 28, 2024, and 235,073,327 and 234,825,581 shares issued and outstanding at December 27, 2025 and December 28, 2024, respectively	2,351	2,348
Additional paid-in capital	2,921,952	2,903,842
Retained earnings	1,587,330	1,337,399
Accumulated other comprehensive loss	(263,215)	(509,714)
Total stockholders’ equity	4,248,418	3,733,875
Total liabilities and stockholders’ equity	$21,244,384	$18,779,690
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Net sales	$52,556,263	$47,983,671	$48,040,364
Cost of sales	49,052,292	44,538,726	44,493,227
Gross profit	3,503,971	3,444,945	3,547,137
Operating expenses:
Selling, general and administrative	2,611,611	2,588,668	2,583,993
Restructuring costs	15,432	38,354	18,797
Total operating expenses	2,627,043	2,627,022	2,602,790
Income from operations	876,928	817,923	944,347
Other (income) expense:
Interest income	(45,731)	(45,335)	(34,977)
Interest expense	302,570	338,358	380,191
Net foreign currency exchange loss	42,342	22,901	42,070
Other expense	46,993	56,133	34,562
Total other (income) expense	346,174	372,057	421,846
Income before income taxes	530,754	445,866	522,501
Provision for income taxes	202,872	181,644	169,789
Net income	$327,882	$264,222	$352,712
Basic earnings per share	$1.40	$1.18	$1.59
Diluted earnings per share	$1.39	$1.18	$1.59
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Net income	$327,882	$264,222	$352,712
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	246,499	(277,541)	103,596
Other	—	(686)	2,375
Other comprehensive income (loss), net of tax	246,499	(278,227)	105,971
Comprehensive income (loss)	$574,381	$(14,005)	$458,683
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	220,742,854	$2,207	1,657,146	$17	—	$—	$2,655,776	$737,526	$(337,458)	$3,058,068
Dividends declared	—	—	—	—	—	—	—	(10,462)	—	(10,462)
Net income	—	—	—	—	—	—	—	352,712	—	352,712
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	103,596	103,596
Other	—	—	—	—	—	—	—	—	2,375	2,375
Balance at December 30, 2023	220,742,854	2,207	1,657,146	17	—	—	2,655,776	1,079,776	(231,487)	3,506,289
Dividends declared	—	—	—	—	—	—	—	(6,599)	—	(6,599)
Net income	—	—	—	—	—	—	—	264,222	—	264,222
Conversion of Class A and Class B Common Stock to Common Stock	(220,742,854)	(2,207)	(1,657,146)	(17)	222,400,000	2,224	—	—	—	—
Issuance of Common Stock in initial public offering	—	—	—	—	11,600,000	116	241,048	—	—	241,164
Stock-based compensation expense	—	—	—	—	—	—	34,067	—	—	34,067
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	825,581	8	(14,305)	—	—	(14,297)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(277,541)	(277,541)
Other	—	—		—	—	—	(12,744)	—	(686)	(13,430)
Balance at December 28, 2024	—	—	—	—	234,825,581	2,348	2,903,842	1,337,399	(509,714)	3,733,875
Dividends declared	—	—	—	—	—	—	—	(77,951)	—	(77,951)
Net income	—	—	—	—	—	—	—	327,882	—	327,882
Stock-based compensation expense	—	—	—	—	—	—	21,117	—	—	21,117
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	247,746	3	(3,007)	—	—	(3,004)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	246,499	246,499
Balance at December 27, 2025	—	$—	—	$—	235,073,327	$2,351	$2,921,952	$1,587,330	$(263,215)	$4,248,418
See accompanying notes to these consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income	$327,882	$264,222	$352,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	197,186	189,331	184,148
Stock based compensation	21,117	34,067	—
Gain on marketable securities, net	(11,713)	(12,233)	(10,941)
Noncash charges for interest and bond discount amortization	18,852	26,374	31,424
Amortization of lease right-of-use asset	129,031	128,935	108,644
Deferred income taxes	(28,067)	(14,984)	(55,164)
Loss (gain) on foreign exchange	35,568	(130)	1,989
Loss on sale of subsidiaries	38,248	—	3,068
Other	2,357	763	6,609
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(1,105,968)	(1,060,810)	(299,833)
Inventory	(88,216)	(225,831)	772,396
Other assets	(167,313)	(18,917)	(75,597)
Accounts payable	1,709,170	976,171	(738,389)
Change in book overdrafts	(127,264)	134,652	(34,367)
Operating lease liabilities	(115,299)	(118,975)	(104,897)
Accrued expenses and other	80,556	31,204	(82,978)
Cash provided by operating activities	916,127	333,839	58,824
Cash flows from investing activities:
Capital expenditures	(130,754)	(142,703)	(201,535)
Proceeds from deferred purchase price of factored receivables	313,206	252,199	162,622
Sale (purchase) of marketable securities, net	12,482	955	(1,126)
Issuance of notes receivable	(12,501)	(57,117)	—
Proceeds from note receivables	44,612	38,291	—
Proceeds from sale of subsidiaries	20,000	—	23,977
Proceeds from sale of equity investments	20,805	12,012	—
Other	(208)	1,904	(1,652)
Cash provided by (used in) investing activities	267,642	105,541	(17,714)
Cash flows from financing activities:
Dividends paid to shareholders	(78,376)	(6,174)	(10,462)
Change in unremitted cash collections from servicing factored receivables	1,592	(11,315)	(18,413)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	241,164	—

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Repayment of term loans	(125,000)	(483,100)	(560,000)
Gross proceeds from other debt	107,014	101,779	72,351
Gross repayments of other debt	(89,851)	(118,331)	(92,417)
Net (repayments of) proceeds from revolving and other credit facilities	(101,758)	(66,998)	131,467
Repurchase of common stock for tax withholdings on equity awards	(3,093)	(14,164)	—
Purchase of Colsof shares	—	(22,621)	—
Other	(16,750)	(11,539)	(466)
Cash used in financing activities	(306,222)	(391,299)	(477,940)
Effect of exchange rate changes on cash and cash equivalents	68,776	(78,170)	65,183
Increase (decrease) in cash and cash equivalents	946,323	(30,089)	(371,647)
Cash and cash equivalents, beginning of year	918,401	948,490	1,320,137
Cash and cash equivalents, end of year	$1,864,724	$918,401	$948,490
Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$301,231	$336,431	$378,554
Income taxes	$181,790	$252,219	$271,541
Supplemental disclosure of non-cash investing and financing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$291,385	$261,667	$171,114
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “Fiscal Year 2025”, “Fiscal Year 2024” and “Fiscal Year 2023” represent the fiscal years ended December 27, 2025 (52 weeks), December 28, 2024 (52 weeks) and December 30, 2023 (52 weeks), respectively.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory are $116,780 and $131,298 as of December 27, 2025 and December 28, 2024, respectively.
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
We sell products purchased from many vendors, but generated approximately 21%, 19%, and 16% of our consolidated net sales in Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively, from products purchased from Apple Inc. Additionally, we generated approximately 9%, 10%, and 10% of our consolidated net sales in Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively, from products purchased from HP Inc. We also generated approximately 10%, 7%, and 7% of our consolidated net sales during the Fiscal Year 2025, Fiscal Year 2024 and Fiscal Year 2023, respectively, from products purchased from Lenovo. There were no other vendors whose products represented 10% or more of our net sales for the aforementioned periods.
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
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. We had $32,190 and $19,377 of cash equivalents as of December 27, 2025 and December 28, 2024, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Book Overdrafts
Book overdrafts of $416,799 and $544,029 as of December 27, 2025 and December 28, 2024, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 27, 2025 and December 28, 2024, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Consolidated Statements of Cash Flows. At December 27, 2025 and December 28, 2024, there were $40,038 and $54,912, respectively, of DPP within other current assets on our Consolidated Balance Sheets. In arrangements where we collect the customer payments on behalf of the factor, the net cash flows related to these collections are reported as financing activities in the Consolidated Statements of Cash Flows. At December 27, 2025 and December 28, 2024, we recorded unremitted cash within accrued expenses and other of $6,618 and $4,497, respectively. In December 2025, we amended certain factoring programs in EMEA to remove the DPP on receivables sold in the future.
At December 27, 2025 and December 28, 2024, we had a total of $936,934 and $737,302, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $37,620, $38,619, and $27,292 were incurred in Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively, related to the sale of trade accounts receivable under the facilities and are included in “other expense” in the other (income) expense section of our Consolidated Statements of Income.

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
The following table is a rollforward of our outstanding obligations under our supplier finance programs:

	Fiscal Year 2025	Fiscal Year 2024
Obligations outstanding at the beginning of the year	$2,392,755	$2,373,913
Confirmed invoices added during the year	12,378,058	11,210,979
Confirmed invoices paid during the year	(11,889,671)	(11,083,805)
Effect of foreign currency fluctuations	192,183	(108,332)
Obligations outstanding at the end of the year	$3,073,325	$2,392,755
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024.
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
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the assets. Amortization expense was $84,592, $86,878, and $87,003 for Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively.
Intangible assets consist of the following:

	December 27, 2025			December 28, 2024
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$605,517	$(227,275)	$378,242	$583,980	$(170,831)	$413,149
Tradename and trademarks	429,186	(128,852)	300,334	417,532	(97,485)	320,047
Software and developed technology	4,118	(1,630)	2,488	70,000	(30,625)	39,375
Other	40,510	(9,765)	30,745	7,330	(7,330)	—
	$1,079,331	$(367,522)	$711,809	$1,078,842	$(306,271)	$772,571
The remaining useful lives of intangible assets are as follows:

Customer and vendor relationships	8 years
Tradename and trademarks	11 years
Software and developed technology	5 years
Other	5 years
Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2026	$86,692
2027	86,680
2028	86,606
2029	86,343
2030	83,502
Thereafter	281,986
$711,809
There were no material impairments to our long-lived and intangible assets in any of the periods presented herein.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant. Goodwill at December 27, 2025 primarily represents the excess of the consideration paid over the fair value of net assets acquired in connection with Platinum’s acquisition of the Company.

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
We performed a quantitative impairment analysis of goodwill in Fiscal Year 2024 and Fiscal Year 2023 for our North America and EMEA regions. In determining the fair value of our reporting units, we assessed general economic conditions, industry and market considerations, the impact of recent events to financial performance and other relevant events. Based on the valuations prepared, we determined that the estimated fair values of our reporting units were greater than their carrying values and no impairment of goodwill was identified in either period. In Fiscal Year 2024 and Fiscal Year 2023, we performed a qualitative analysis of goodwill for our Asia-Pacific and Latin America regions and in Fiscal Year 2025 we performed a qualitative analysis for all of our regions. No goodwill impairment was recorded during Fiscal Year 2025, Fiscal Year 2024 or Fiscal Year 2023 based on the results of the procedures performed.
The changes in the carrying amount of goodwill are as follows:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance at December 30, 2023	$425,165	$234,749	$145,714	$46,152	$851,780
Adjustments /reclassifications /foreign currency exchange	(2,852)	(6,705)	(3,962)	(4,599)	(18,118)
Balance at December 28, 2024	$422,313	$228,044	$141,752	$41,553	$833,662
Adjustments /reclassifications /foreign currency exchange	2,089	14,723	1,584	2,691	21,087
Balance at December 27, 2025	$424,402	$242,767	$143,336	$44,244	$854,749
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, borrowings, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. We are exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured. We have not experienced any material credit losses on such deposits for the periods presented. Our trade accounts receivable reflect a large number of customers dispersed across wide geographic areas, none of which has accounted for 10% or more of our consolidated net sales in any of the periods presented herein and no customer accounts receivable balance was greater than 10% of our total trade accounts receivable at December 27, 2025 or December 28, 2024. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations, and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of Basic and Diluted EPS is as follows:

	Fiscal Year
	2025	2024	2023
Basic earnings per share:
Net income attributable to common stockholders	$327,882	$264,222	$352,712
Weighted-average number of common shares - basic	234,879,454	224,646,462	222,400,000
Basic earnings per common share	$1.40	$1.18	$1.59

Diluted earnings per common share:
Net income attributable to common stockholders	$327,882	$264,222	$352,712

Weighted-average number of common shares - basic	234,879,454	224,646,462	222,400,000
Effect of dilutive securities
Restricted stock units	470,814	72,043	—
Weighted-average number of common shares - diluted	235,350,268	224,718,505	222,400,000

Diluted earnings per common share	$1.39	$1.18	$1.59

Anti-dilutive shares excluded from diluted earnings per share calculation	133,935	—	—
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Accounting for Employee Awards
Cash-based Compensation
Prior to the IPO, we issued cash awards to certain employees, which included both time-vested and performance-vested awards. The time-vested cash awards vest over three years, and the performance-vested cash awards vest upon the achievement of certain performance targets measured after a time period of three years. The performance condition for the cash awards for grants to management is based on earnings growth. Cumulative compensation expense for cash awards is recognized as a liability. Each cash award has a fixed fair value of $1.00. We recognize these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is the vesting term of the outstanding cash award. We estimate the forfeiture rate based on our historical experience.
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
Subsequent to the IPO, we began granting equity awards to certain executive employees in lieu of cash-based awards. Equity awards granted under the 2024 Plan consist of time-vesting restricted stock units and performance-vesting restricted stock units. The time-vesting restricted stock units vest over three years, and the performance-vesting restricted stock units vest upon the achievement of certain performance targets measured after a time period of three years. The fair value of each award is determined based on the closing stock price at the date of grant, reduced by the present value of estimated dividends over the vesting period. We recognize the compensation costs over the requisite service period of the award, which is the vesting term of the outstanding award and we account for forfeitures as they occur.

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
Loss on Sale of Subsidiaries
In the third quarter of 2023, we sold our Russian subsidiary, recognizing a loss of $3,068 within SG&A expenses and leaving us with no remaining presence in Russia.
During the second quarter of 2025, we committed to plans to sell a group of assets related to our CloudBlue operations and a group of assets related to another non-strategic business in our North American region. In the second quarter of 2025, as the disposal groups met the criteria to be classified as held for sale in accordance with Accounting Standards Codification (“ASC”) 360 we recognized a write-down loss of $43,237, of which $32,757 was recognized within selling, general, and administrative (“SG&A”) expenses and $10,480 within cost of sales. In the third quarter of 2025, we completed the sales and recognized an additional loss of $5,491 within SG&A.
Out of Period Correction
As previously disclosed in our Annual Report on Form 10-K for Fiscal Year 2024, we identified fraudulent activity within our India Professional Services business which resulted in misstatements on our Consolidated Statements of Income and on our Consolidated Balance Sheets. Management determined that these misstatements were not material to the previously issued consolidated financial statements and the financial statements as of and for Fiscal Year 2024, and therefore, corrected for these misstatements in addition to other identified immaterial errors, out of period in the fourth quarter of Fiscal Year 2024. The misstatements related to the fraudulent activity in India decreased operating income by $8,335, income before income taxes by $9,554, and net income by $7,476 and the other identified immaterial errors decreased operating income and income before taxes by $4,039 and net income by $3,022 resulting in combined decreases to operating income of $12,374, income before income taxes of $13,593, and net income of $10,498.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis in order to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this guidance on a prospective basis resulted in additional tax disclosures (see Note 7, “Income Taxes”) and did not have a material financial impact on our results of operations, financial position, or liquidity.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
New Accounting Standards
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326)”, which provides a practical expedient in developing reasonable and supportable forecasts where they can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU. The adoption of this ASU will not have a material impact on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)” which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 allows companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the adoption impact that this ASU will have on our consolidated financial statements and related disclosures.
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
There were no material acquisitions during Fiscal Year Ended 2025 and Fiscal Year Ended 2023.
Earn-outs and Holdbacks
Earn-out liabilities for Fiscal Year 2025 and Fiscal Year 2024 decreased by $2,888 to $0 and decreased by $1,503 to $2,888, respectively. There are no holdback liabilities for the periods presented.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 4 — Property and Equipment
Property and equipment consist of the following:

	December 27, 2025	December 28, 2024
Land	$4,429	$3,999
Buildings and leasehold improvements	96,759	97,804
Distribution equipment	218,109	200,514
Computer equipment and software	617,502	478,361
	936,799	780,678
Accumulated depreciation and amortization	(450,078)	(337,045)
Construction-in-progress	45,175	38,870
Property and equipment, net	$531,896	$482,503
Included in property and equipment are right-of use assets related to finance leases. Depreciation expense was $112,594, $102,453, and $97,145 for Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively. Amortization expense on finance leases was $5,542 for Fiscal Year 2025.
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
The following table includes the components of our rent expense recorded in SG&A expense:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Operating lease cost	$129,031	$128,935	$108,644
Variable lease cost	40,243	39,894	42,110
Short-term lease cost	7,278	6,823	5,640
Total	$176,552	$175,652	$156,394
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
As of December 27, 2025, annual scheduled lease payments included in the measurement of operating lease obligations were as follows:

2026	$132,266
2027	105,067
2028	80,099
2029	66,219
2030	48,942
Thereafter	114,161
Total lease payments	546,754
Less: imputed interest	(87,392)
Present value of lease liabilities	$459,362
Finance lease liabilities are recorded as accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. The gross amount of the balances recorded related to finance leases is immaterial to the financial statements for the periods presented.
The weighted average remaining term for our leases as of December 27, 2025 and December 28, 2024 was 5.5 years and 5.9 years, respectively. The weighted average discount rate for our leases was 6.3% as of December 27, 2025 and December 28, 2024.
Supplemental cash flow information related to our leases is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$129,190	$128,936	$115,933
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$78,817	$113,381	$154,925
Note 6 — Debt
The carrying value of our outstanding debt consists of the following:

	December 27, 2025	December 28, 2024
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $23,214 and $30,232, respectively	$1,976,786	$1,969,768
Term loan credit facility, net of unamortized discount of $10,592 and $12,020, respectively, and unamortized deferred financing costs of $26,459 and $28,998, respectively	764,849	885,882
Revolving trade accounts receivable-backed financing programs	353,100	312,630
Lines of credit and other debt	104,629	184,860
Total debt	3,199,364	3,353,140
Short-term debt and current maturities of long-term debt	(449,583)	(184,860)
Total long-term debt	$2,749,781	$3,168,280
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025, we voluntarily repaid an incremental $125,000. As of December 27, 2025 and December 28, 2024, $764,849 and $885,882, respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the (“ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of December 27, 2025 and December 28, 2024, we had no borrowings under this facility. The weighted-average interest rate on the outstanding borrowings under the ABL Revolving Credit Facility, as amended, was 6.2% and 6.7% per annum at December 27, 2025 and December 28, 2024, respectively.
We have a revolving trade accounts receivable-backed financing program in Europe (the “European ABS Facility”), which provides for a borrowing capacity of up to €375,000, or approximately $441,375, at December 27, 2025 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At December 27, 2025 and December 28, 2024, we had borrowings of $353,100 and $312,630, respectively, under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 3.5% and 4.9% per annum at December 27, 2025 and December 28, 2024, respectively.
At December 27, 2025, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,940,601, of which $353,100 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $905,911 at December 27, 2025. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 27, 2025 and December 28, 2024, we had $102,836 and $182,713, respectively, outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.3% and 6.9% per annum at December 27, 2025 and December 28, 2024, respectively. At December 27, 2025 and December 28, 2024, letters of credit totaling $168,254 and $166,613, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At December 27, 2025 and December 28, 2024, we were in compliance with all covenants or other requirements in all of our debt arrangements.
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
The components of income before income taxes consist of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
United States	$(72,228)	$(182,583)	$(205,969)
Foreign	602,982	628,449	728,470
Total	$530,754	$445,866	$522,501
The provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Current:
Federal	$(1,786)	$52	$(8,220)
State	750	524	2,828
Foreign	231,898	194,337	233,705
	$230,862	$194,913	$228,313
Deferred:
Federal	$(6,974)	$(18,368)	$(29,113)
State	(1,381)	(2,826)	(9,818)
Foreign	(19,635)	7,925	(19,593)
	(27,990)	(13,269)	(58,524)
Provision for income taxes	$202,872	$181,644	$169,789

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with Fiscal Year 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax expense and tax rate to our actual global tax expense and effective tax rate for Fiscal Year 2025:

	Fiscal Year
	2025
	Amount	Percentage
U.S. federal statutory tax	$111,458	21.0%
State and local income tax, net of federal income tax effect (1)	196	0.0%
Foreign tax effects:
Colombia
Changes in valuation allowances	14,598	2.7%
Other	4,010	0.7%
Brazil
Withholding tax	6,850	1.3%
Other	5,328	1.0%
India	6,218	1.2%
Other foreign jurisdictions	45,109	8.5%
Effects of cross-border tax laws:
Global intangible low-taxed income (GILTI)	11,520	2.2%
Subpart F	(6,073)	(1.1)%
Other	(462)	(0.1)%
Tax credits:
Research and development tax credits	(3,261)	(0.6)%
Foreign tax credits	(28,203)	(5.3)%
Changes in valuation allowances	28,203	5.3%
Nontaxable or nondeductible items	6,030	1.1%
Changes in unrecognized tax benefits	1,351	0.3%
Income Tax Expense and Effective Tax Rate	$202,872	38.2%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New Jersey, and New York.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our annual effective tax rate in 2025, and we are currently evaluating its potential impact on our consolidated financial statements for future periods.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	Fiscal Year	Fiscal Year
	2024	2023
U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.5)	(1.3)
U.S. tax on foreign earnings, net of foreign tax credits	1.8	1.4
Effect of international operations	8.0	5.7
Effect of change in valuation allowances	0.7	1.2
Withholding tax	7.1	4.8
Other	2.6	(0.3)
Effective tax rate	40.7%	32.5%
Many countries have enacted the Organization for Economic Co-operation and Development’s 15% global minimum tax regime effective for us starting in Fiscal Year 2024. The legislation did not have a material impact on our Fiscal Years 2024 and 2025 effective rates for income taxes or for cash taxes paid, however we continue to monitor developments and evaluate impacts, if any, of these rules on our consolidated financial statements.
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets.
Significant components of our net deferred tax assets and liabilities are as follows:

	December 27, 2025	December 28, 2024
Deferred tax assets:
Net operating loss carryforwards	$116,746	$118,632
Tax credit carryforwards	121,542	89,158
Interest expense carryforwards	49,471	48,760
Employee benefits	56,618	50,740
Inventory	23,336	26,087
Depreciation and amortization	22,170	23,387
Operating lease liabilities	115,717	119,354
Sales return reserve	31,785	35,879
Allowance on trade accounts receivable	37,768	31,807
Reserves and accruals not currently deductible for income tax purposes	31,859	20,849
Other	67,675	33,846
Total deferred tax assets	674,687	598,499
Valuation allowance	(169,117)	(129,206)
Subtotal	505,570	469,293
Deferred tax liabilities:
Depreciation and amortization	(209,000)	(209,616)
Operating lease assets	(110,105)	(113,782)
Inventory rights	(28,203)	(31,878)
Other	(45,301)	(37,698)
Total deferred tax liabilities	(392,609)	(392,974)
Net deferred tax assets	$112,961	$76,319

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
At December 27, 2025, we had deferred tax assets related to NOL carryforwards of $116,746 along with a valuation allowance of $42,482. $44,805 of the remaining $74,264 of net deferred tax assets associated with NOL carryforwards have no expiration date. The NOL carryforwards with no expiration date are comprised of $29,081 in Luxembourg, $6,951 in Belgium and $8,773 in a number of other jurisdictions worldwide. The $29,459 of net deferred tax assets associated with NOL carryforwards that have an expiration date are comprised of $18,494 in Luxembourg with expirations beginning in 2035 and $10,965 in a number of different jurisdictions with various expiration dates. We monitor our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.
At December 27, 2025, our tax credit carryforwards for income tax purposes were $121,542. Foreign tax credit carryforwards in the U.S. represent $109,435 of that amount, and our total valuation allowance related to such credit carryforwards was $109,435. A number of different federal and state credits with various expiration dates comprised the remaining $12,107 of tax credit carryforwards.
As of December 27, 2025, the valuation allowance increased by a net of $39,911 as compared to December 28, 2024, which was driven primarily by an increase in both U.S. foreign tax credits and associated valuation allowances. The remaining change relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts that became realizable based on taxable income generated in the current year.
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
We have not provided tax on undistributed foreign earnings of approximately $3,400,000 and $3,500,000 as of December 27, 2025, and December 28, 2024, respectively, because such earnings are considered to be indefinitely reinvested. A determination of the deferred tax liability on such earnings is not practical due to the complexity of the hypothetical calculation.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Gross unrecognized tax benefits at beginning of the year	$15,666	$16,785	$14,339
Increases in tax positions for prior years	2,537	172	1,048
Decreases in tax positions for prior years	(3,199)	(1,523)	(102)
Increases in tax positions for current year	1,632	2,203	1,870
Settlements	—	(1,380)	—
Lapse in statute of limitations	(114)	(591)	(370)
Gross unrecognized tax benefits at end of the year	$16,522	$15,666	$16,785

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The total amount of gross unrecognized tax benefits is $16,522 as of December 27, 2025, substantially all of which would impact the effective tax rate if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,942 and $8,985 as of December 27, 2025, and December 28, 2024, respectively.
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
In the U.S., we are no longer subject to federal tax examinations for years prior to 2023. It is possible that within the next twelve months, (1) ongoing tax examinations of several of our states and foreign jurisdictions may be resolved, (2) new tax exams may commence, and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
We adopted ASU 2023-09 on a prospective basis for Fiscal Year 2025 and have included the amounts of income taxes paid below as the result of our adoption:

Fiscal Year
2025
Federal taxes	$3,125
State and local taxes	(260)
Foreign taxes:
Brazil	28,781
India	15,366
Australia	12,137
United Kingdom	12,014
Netherland	9,904
Peru	9,326
Other foreign taxes	91,397
Total income taxes paid	$181,790

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 8 – Restructuring Costs
In Fiscal Year 2023, as a result of changing global and local market conditions, we initiated a global restructuring plan which resulted in organizational and staffing changes, including a headcount reduction of 628 employees, primarily in our North American segment. As a result of these actions, we incurred restructuring charges of $18,797 in Fiscal Year 2023. We took further actions in the first quarter of 2024.
In Fiscal Year 2024, we incurred restructuring charges of $38,354, primarily related to the implementation of further initiatives to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions of 1,056. Completion of these actions continued into the first half of 2025.
In Fiscal Year 2025, we incurred restructuring costs of $15,432, which included organizational and staffing changes as well as headcount reductions of 375. These charges related to our targeted efforts to improve the effectiveness of our organization, primarily focusing on our repair operations in the United States, and in our global finance and IT organizations as well as efforts that began in the fourth quarter of 2024. These charges also include targeted restructuring actions across certain parts of our North America and EMEA businesses in the third quarter of 2025. We anticipate additional charges in the range of $10 million and $16 million in Fiscal Year 2026 in connection with the continuance of these restructuring initiatives.
A summary of the restructuring costs incurred in Fiscal Year 2025, Fiscal Year 2024 and Fiscal Year 2023, are as follows:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility and Other Costs	Total Restructuring Costs
Fiscal Year 2025
North America		$6,075	$1,091	$7,166
EMEA		4,382	611	4,993
Asia-Pacific		2,134	—	2,134
Latin America		1,139	—	1,139
Total	375	$13,730	$1,702	$15,432

Fiscal Year 2024
North America		$15,004	$231	$15,235
EMEA		15,762	1	15,763
Asia-Pacific		7,029	—	7,029
Latin America		268	59	327
Total	1,056	$38,063	$291	$38,354

Fiscal Year 2023
North America		$12,050	$3,401	$15,451
EMEA		1,878	18	1,896
Asia-Pacific		1,341	—	1,341
Latin America		109	—	109
Total	628	$15,378	$3,419	$18,797

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The remaining liabilities, which are recorded within accrued expenses and other on our Consolidated Balance Sheets, and activities associated with the aforementioned actions for Fiscal Year 2025 and Fiscal Year 2024 are summarized in the tables below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability as of December 27, 2025
Fiscal Year 2025
Employee termination benefits	$12,186	$13,730	$(20,606)	$681	$5,991
Facility and other costs	—	1,702	(1,634)	3	71
Total	$12,186	$15,432	$(22,240)	$684	$6,062

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability as of December 28, 2024
Fiscal Year 2024
Employee termination benefits	$2,060	$38,063	$(27,678)	$(259)	$12,186
Facility and other costs	—	291	(291)	—	—
Total	$2,060	$38,354	$(27,969)	$(259)	$12,186
The remaining liability of $6,062 will be substantially paid by the end of 2026.
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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 55,942 ($10,095 at December 27, 2025 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe gives rise to a reasonably possible loss is Brazilian Reais 781,691 ($141,064 at December 27, 2025 exchange rates) in principal and associated penalties, interest and fines.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($111,815 at December 27, 2025 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
In September 2021, the Company’s subsidiary in Saudi Arabia received a tax assessment for Saudi Riyal 238,152 ($63,491 at December 27, 2025 exchange rates) in tax and associated penalties issued by ZATCA (tax and customs authority) asserting that withholding tax was due on payments to non-resident vendors for software distributed to resellers from 2015 through 2020. In July 2025, we reached a settlement agreement with ZATCA related to the 2015 through 2020 tax assessments for approximately $1,700, which we have paid to conclude the matter.
We may be subject to unasserted claims related to non-income based tax and indirect tax related matters. As of December 27, 2025, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $1,870. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Consolidated Balance Sheets.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 10 — Employee Awards
Prior to our IPO, we issued time-vested and performance-vested cash awards to certain employees. In connection with our IPO, our board of directors adopted, and our stockholders approved, the “2024 Plan” replacing cash awards with equity-based awards. See section “Accounting for Employee Awards” within Note 2, “Significant Accounting Policies”.

Cash-based Compensation
Activity related to the cash awards was as follows:

Number of Cash Awards
Non-vested at December 31, 2022	76,721,588
Granted	44,884,625
Vested	(46,689,276)
Forfeited	(7,319,277)
Non-vested at December 30, 2023	67,597,660
Granted	35,185,988
Vested	(22,909,486)
Forfeited	(7,228,186)
Non-vested at December 28, 2024	72,645,976
Granted	280,000
Vested	(20,959,951)
Forfeited	(11,697,253)
Non-vested at December 27, 2025	40,268,772

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Compensation expense - cash awards	$17,832	$24,626	$31,040
Related income tax benefit	$4,458	$6,156	$7,760
As of December 27, 2025, the unrecognized compensation costs related to the cash awards was $17,396. We expect this cost to be recognized over a remaining weighted-average period of approximately 0.9 years.
Stock-based Compensation
Activity related to the time vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	—	$—
Granted	2,607,713	22.01
Vested	(1,473,720)	22.00
Non-vested at December 28, 2024	1,133,993	22.01
Granted	1,428,244	19.03
Vested	(388,529)	22.03
Forfeited	(83,400)	20.44
Non-vested at December 27, 2025	2,090,308	$20.03

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Fiscal Year	Fiscal Year
	2025	2024
Compensation expense	$15,673	$34,067
Related income tax benefit	$2,305	$3,731
As of December 27, 2025, the unrecognized compensation costs related to the time vesting restricted stock units was $33,113. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.4 years.
Activity related to the performance vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	—	$—
Granted	2,467,775	17.42
Non-vested at December 28, 2024	2,467,775	17.42
Granted	1,323,874	18.85
Forfeited	(124,669)	17.61
Non-vested at December 27, 2025	3,666,980	$17.93

	Fiscal Year	Fiscal Year
	2025	2024
Compensation expense	$5,444	$—
Related income tax benefit	$630	$—
As of December 27, 2025, the unrecognized compensation costs related to the performance vesting restricted stock units was $18,847. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.3 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs (see section “Stock-based Compensation” within Note 2, “Significant Accounting Policies”).
Participation Plan for Certain Key Employees
Activity related to the awards granted in the Participation Plan was as follows:

Number of Units
Non-vested at December 31, 2022	191,713,659
Granted	4,305,960
Forfeited	(1,420,010)
Non-vested at December 30, 2023	194,599,609
Granted	14,580,585
Forfeited	(209,180,194)
Non-vested at December 28, 2024	—
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
Geographic areas in which we operated our reportable segments during the periods presented include North America (the United States and Canada), EMEA (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong and Taiwan, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, and Thailand) and Latin America (Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 10, “Employee Awards”) and certain Corporate costs; therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Financial information by reportable segment is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Net sales
North America	$18,947,951	$17,373,047	$18,195,652
EMEA	15,197,089	14,260,257	14,481,069
Asia-Pacific	14,706,981	12,756,802	11,573,489
Latin America	3,704,242	3,593,565	3,790,154
Total	$52,556,263	$47,983,671	$48,040,364

Significant segment expenses
Cost of sales
North America	$17,542,063	$15,973,155	$16,712,010
EMEA	14,064,450	13,183,955	13,367,664
Asia-Pacific	14,103,471	12,132,315	10,950,647
Latin America	3,342,308	3,249,301	3,462,906
Total	$49,052,292	$44,538,726	$44,493,227
Compensation
North America	$836,092	$840,696	$865,403
EMEA	540,980	504,847	503,676
Asia-Pacific	213,792	204,894	209,448
Latin America	135,109	129,799	121,672
Total	$1,725,973	$1,680,236	$1,700,199
Depreciation costs
North America	$86,599	$74,939	$66,153
EMEA	14,554	15,249	17,056
Asia-Pacific	5,696	6,648	7,834
Latin America	5,745	5,617	6,102
Total	$112,594	$102,453	$97,145
Intangible asset amortization
North America	$39,301	$42,148	$42,175
EMEA	24,891	23,958	23,782
Asia-Pacific	17,177	17,441	17,594
Latin America	3,223	3,331	3,452
Total	$84,592	$86,878	$87,003
Other departmental operating expenses (a)
North America	$221,646	$193,057	$223,792
EMEA	175,123	170,552	158,026
Asia-Pacific	19,858	91,503	73,192
Latin America	55,847	55,044	51,320
Total	$472,474	$510,156	$506,330
Integration and transition costs (b)
North America	$41,780	$5,659	$15,745
EMEA	4,041	2,839	(31)
Asia-Pacific	353	1,656	(8)
Latin America	(1,876)	(1,644)	4,388
Total	$44,298	$8,510	$20,094

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Fiscal Year	Fiscal Year	Fiscal Year
	2025	2024	2023
Other segment items (c)
North America	$(66,492)	$(78,766)	$(80,476)
EMEA	82,707	99,437	93,697
Asia-Pacific	74,481	78,896	67,639
Latin America	40,731	32,533	46,799
Total	$131,427	$132,100	$127,659

Total segment expenses	$51,623,650	$47,059,059	$47,031,657

Income from operations
North America	$246,962	$322,159	$350,850
EMEA	290,343	259,420	317,199
Asia-Pacific	272,153	223,449	247,143
Latin America	123,155	119,584	93,515
Segment profit	$932,613	$924,612	$1,008,707

Reconciliation of segment profit to income before income taxes
Corporate	$(16,736)	$(47,996)	$(33,320)
Cash-based compensation	(17,832)	(24,626)	(31,040)
Stock-based compensation	(21,117)	(34,067)	—

Other (income) expense
Interest income	$(45,731)	$(45,335)	$(34,977)
Interest expense	302,570	338,358	380,191
Net foreign currency exchange loss	42,342	22,901	42,070
Other expense	46,993	56,133	34,562

Income before income taxes	$530,754	$445,866	$522,501
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) the loss on sale of CloudBlue and another non-strategic business in our North American region during the Fiscal Year 2025, (ii) professional, consulting and integration costs associated with our acquisitions, and (iii) consulting, retention and transition costs associated with our restructuring programs charged to selling, general and administrative, or SG&A, expenses.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Net sales are attributed to countries based on the location of the originating entity’s registered domicile. Except for the United States, which is our country of domicile, China, and India, no other country accounted for 10% or more of net sales for the periods presented.

	Fiscal Year		Fiscal Year		Fiscal Year
	2025		2024		2023
Net sales:
United States	$18,026,433	34%	$16,369,823	34%	$17,300,808	36%
China	5,908,770	11	4,297,138	9	3,521,373	7
India	5,047,641	10	4,903,734	10	4,571,294	10
Outside of the United States, China, and India	23,573,419	45	22,412,976	47	22,646,889	47
Total	$52,556,263	100%	$47,983,671	100%	$48,040,364	100%
Except for the United States, no other country accounted for 10% or more of long-lived assets for the periods presented.

	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Long-lived assets:
United States	$847,800	$869,921	51%	52%
Outside of the United States	799,129	797,815	49	48
Total (1)	$1,646,929	$1,667,736	100%	100%
(1) Includes $711,809 and $772,571 of intangible assets, net of which $284,476 and $325,444 are located within the United States as of December 27, 2025 and December 28, 2024, respectively.
The following table summarizes additional entity-wide disclosure of net sales by product category for the following periods:

	Fiscal Year		Fiscal Year		Fiscal Year
	2025		2024		2023
Net sales:
Client and Endpoint Solutions	$33,838,940	64%	$29,974,140	63%	$29,149,776	61%
Advanced Solutions	17,597,016	34	16,859,551	35	17,883,252	37
Cloud-based Solutions	477,589	1	462,127	1	383,329	1
Other	642,718	1	687,853	1	624,007	1
Total	$52,556,263	100%	$47,983,671	100%	$48,040,364	100%

Note 12 — Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At December 27, 2025 and December 28, 2024, we had no derivatives that were designated as hedging instruments.
In the first quarter of 2023, we entered into agreements to purchase interest rate caps, which subsequent to the cessation of the London Interbank Offered Rate (“LIBOR”) interest rate on June 30, 2023, established a 5.317% upper limit on the SOFR interest rate applicable to a substantial portion of the borrowings under our Term Loan Credit Facility through the first quarter of 2025. These interest rate caps had previously qualified for hedge accounting treatment; however, in September 2023, we de-designated the interest rate cap in connection with the refinancing of our Term Loan Credit Facility (See Note 6, “Debt”), the impact of which was immaterial.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The notional amounts and fair values of derivative instruments in our Consolidated Balance Sheets are as follows:

	Notional Amounts(1)		Fair Value
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets:
Foreign exchange contracts	$114,908	$472,324	$1,245	$12,510
Interest rate cap	—	1,375,000	—	—
Other(2)	1,265	1,265	12,938	9,616
Accrued expenses and other:
Foreign exchange contracts	652,428	189,044	(6,692)	(780)
Total	$768,601	$2,037,633	$7,491	$21,346
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
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign currency exchange (gain) loss as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Fiscal Year	Fiscal Year	Fiscal Year
	Location of (gain) loss in income	2025	2024	2023
Derivative instruments not qualifying as cash flow hedges:
Net (gain) loss recognized in earnings	Net foreign currency exchange (gain) loss	$(34,664)	$2,884	$43,096
	Interest expense	—	884	5,211

Derivative instruments qualifying as hedging instruments:
Gain recognized in accumulated other comprehensive income		$—	$—	$(1,188)
Gain reclassified from accumulated other comprehensive income to interest expense	Interest expense	(171)	(686)	(349)
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
As of December 27, 2025, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 27, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$14,183	$—	$14,183	$—
Investments held in Rabbi Trust	93,001	93,001	—	—
Total assets at fair value	$107,184	$93,001	$14,183	$—
Liabilities:
Derivative liabilities	$6,692	$—	$6,692	$—
Total liabilities at fair value	$6,692	$—	$6,692	$—
As of December 28, 2024, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$22,126	$—	$22,126	$—
Investments held in Rabbi Trust	93,770	93,770	—	—
Total assets at fair value	$115,896	$93,770	$22,126	$—
Liabilities:
Derivative liabilities	$780	$—	$780	$—
Contingent consideration	2,888	—	—	2,888
Total liabilities at fair value	$3,668	$—	$780	$2,888
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
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	December 27, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,962,500	$—	$1,962,500	$—	$1,976,786
Term loan credit facility	805,910	—	805,910	—	764,849
	$2,768,410	$—	$2,768,410	$—	$2,741,635

	December 28, 2024
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,885,000	$—	$1,885,000	$—	$1,969,768
Term loan credit facility	931,535	—	931,535	—	885,882
	$2,816,535	$—	$2,816,535	$—	$2,855,650

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
Note 14 — Employee Benefit Plans
Our U.S.-based employee savings benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $10,633, $11,235, and $11,589 in Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively.
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
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregates to $7,908 and $6,922 as of December 27, 2025 and December 28, 2024, respectively, and are classified within accrued expenses and other on the Consolidated Balance Sheet.
Note 15 — Stockholders’ Equity
Following our IPO and stock conversion and stock split, our certificate of incorporation authorizes us to issue 2,000,000,000 shares of Common Stock, of which 235,073,327 and 234,825,581 were issued and outstanding as of December 27, 2025 and December 28, 2024, respectively.
Dividends Paid to Stockholders
The following table presents the dividends paid to stockholders for the Thirteen Weeks Ended March 29, 2025, Thirteen Weeks Ended June 28, 2025, Thirteen Weeks Ended September 27, 2025, Thirteen Weeks Ended December 27, 2025 and Fiscal Year 2025, on the Company’s Common Stock, par value $0.01 per share (“Common Stock”):

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 29, 2025	$0.074	$17,377
Thirteen Weeks Ended June 28, 2025	0.076	17,848
Thirteen Weeks Ended September 27, 2025	0.078	18,318
Thirteen Weeks Ended December 27, 2025	0.080	18,806
Fiscal Year 2025	$0.308	$72,349
We also paid cash dividends of $6,027 and $6,174 to the Aptec Saudi minority interest stockholders of record in the Fiscal Year 2025 and Fiscal Year 2024, respectively.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 16 — Related Party Transactions
In connection with Platinum’s acquisition of the Company, we entered into a Corporate Advisory Services Agreement (the “CASA”) with Platinum Equity Advisors, LLC (“Platinum Advisors”), an entity affiliated with Platinum, pursuant to which Platinum Advisors provides corporate and advisory services to us. Prior to the IPO, we incurred an annual fee of $25,000, plus expenses incurred by Platinum Advisors in rendering such services. For Fiscal Year 2024, and Fiscal Year 2023, we incurred fees and expenses of $20,679, and $26,927, respectively, under the CASA. These amounts have been included within SG&A expenses within the Consolidated Statements of Income. Upon completion of the IPO, the CASA was terminated.
Note 17 — Subsequent Events
On February 20, 2026, we voluntarily repaid an incremental $200,000 of the principal balance of our Term Loan Credit Facility.
On March 2, 2026, we announced that our board of directors had declared a cash dividend on our common stock of $0.082 per share, payable on March 24, 2026, to stockholders of record as of March 10, 2026.

INGRAM MICRO HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In 000s)

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Other(*)	Ending Balance
Allowance for doubtful accounts:
Fiscal Year 2025	$146,999	$46,297	$(41,716)	$17,585	$169,165
Fiscal Year 2024	$163,727	$30,534	$(49,714)	$2,452	$146,999
Fiscal Year 2023	$140,328	$58,197	$(31,591)	$(3,207)	$163,727
Allowance for sales returns(**):
Fiscal Year 2025	$16,239	$158,935	$(160,757)	$140	$14,557
Fiscal Year 2024	$18,916	$186,646	$(189,015)	$(308)	$16,239
Fiscal Year 2023	$23,424	$272,933	$(276,046)	$(1,395)	$18,916

 (*)    “Other” includes recoveries, sale of subsidiaries, and the effect of fluctuations in foreign currencies.
(**)    The allowance for sales returns liability is shown net of the estimated product returns recorded within inventory, both of which are presented gross on the Consolidated Balance Sheets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 27, 2025, due to the material weakness in our internal control over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our internal control over financial reporting as of December 27, 2025 based on the criteria established in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 27, 2025 due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over segregation of duties related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of our financial statements. Specifically, certain personnel have the ability to create and post manual journal entries that are not identified to be reviewed by separate individuals. The material weakness did not result in a misstatement (or adjustment) to the consolidated financial statements. However, the material weakness could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 27, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth above in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective risk assessment process at a precise enough level to identify risks of material misstatement in the consolidated financial statements related to evolving and growing areas of the business. This material weakness contributed to an additional material weakness around the design and maintenance of effective controls over the identification of and accounting for multi-period software license agreements.

To address the material weakness related to the identification of and accounting for multi-period software license agreements, we designed and implemented internal controls over the accuracy and completeness of revenue recognition related to multi-period software license agreements. During the third and fourth quarters of Fiscal Year 2025, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that this material weakness has been remediated as of December 27, 2025.
To address the material weakness related to a risk assessment process over evolving and growing areas of the business, we established a formal process and designed internal controls to ensure the timely identification and evaluation of evolving and growing areas of the business that could have a material impact on our consolidated financial statements. During the third and fourth quarters of Fiscal Year 2025, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. Accordingly, we have concluded that this material weakness has been remediated as of December 27, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 27, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to the following sections in our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2025 (the “2026 Proxy Statement”):
•“Proposal 1: Election of Directors;”
•“Board Composition” and
•“Corporate Governance.”
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

Item 11. Executive Compensation
The information required under this Item is incorporated herein by reference to the section entitled “Executive and Director Compensation” in our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 23, 2026, information regarding beneficial ownership of our capital stock by the following individuals or entities:
•each person, entity or group of affiliated persons, known by us to beneficially own more than 5% of our voting securities;
•each of our NEOs;
•each of our directors; and
•all of our executive officers and directors as a group.
To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The number of securities shown represents the number of securities the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. As of February 23, 2026, there were 235,074,694 shares of the Company’s Common Stock outstanding.
Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Ingram Micro Holding Corporation, 3351 Michelson Drive, Suite 100, Irvine, CA 92612.

Beneficial owner	Number of Shares Beneficially Owned (2)	Percentage of Class
5% Stockholders:
Investment vehicles affiliated with Platinum Equity, LLC (1) . . . . . . . .	210,952,854	89.7%
Named Executive Officers and Directors:
Felicia Alvaro . . . . . . . . . . .	15,393	(*)
Augusto Aragone . . . . . . . .	121,079	(*)
Craig Ashmore . . . . . . .	—	(*)
Paul Bay . . . . . . . . . . . . . . .	330,257	(*)
Christian Cook . . . . . . . . . .	46,000	(*)
Jakki Haussler . . . . . . . . . . .	8,409	(*)
Leslie Heisz . . . . . . . . . . . . .	8,409	(*)
Bryan Kelln . . . . . . . . . . . . .	—	(*)
Jacob Kotzubei . . . . . . . . . .	—	(*)
Matthew Louie . . . . . . . . . .	—	(*)
Alain Monié . . . . . . . . . . . .	1,335,793	(*)
Scott Sherman . . . . . . . . . . .	147,867	(*)
Mary Ann Sigler . . . . . . . . .	7,500	(*)
Sharon Wienbar . . . . . . . . .	8,409	(*)
Eric Worley . . . . . . . . . . . . .	—	(*)
Michael Zilis . . . . . . . . . . . .	184,862	(*)
Executive Officers and Directors as a group (16 persons)	2,213,978	(*)
* Less than 1%.
(1)Ingram Holdco, LLC is the record holder of 191,326,531 shares of our Common Stock. Imola JV Holdings,L.P., which is the sole member of Ingram Holdco, LLC, is the record holder of 19,626,323 shares of our Common Stock. Tom Gores is the manager of Platinum Equity, LLC, which is the sole member of Platinum Equity Investment Holdings, LLC, which is the sole member of Platinum Equity Investment Holdings IC (Cayman), LLC which is the general partner of Platinum Equity InvestCo, L.P., which is the sole member of Platinum Equity Investment Holdings V, LLC, which is the sole member of Platinum Equity Partners V, LLC, which is the general partner of Platinum Equity Partners V, L.P., which is the general partner of Imola JV Holdings, L.P. By virtue of these relationships, each of these entities and Mr. Gores may be deemed to share beneficial ownership of the securities held of record by Imola JV Holdings, L.P. and Ingram Holdco, LLC. The business address of each of the entities named herein and Mr. Gores is 360 North Crescent Drive, South Building, Beverly Hills, CA 90210. Based on information provided to us, as of the date of this Annual Report on Form 10-K, Ingram Holdco, LLC has pledged 191,326,531 shares of our Common Stock pursuant to a margin loan agreement and related documentation on a non-recourse basis. Ingram Holdco, LLC has informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of our Common Stock pledged to them. See “Risk Factors—Risks Related to Ownership of Our Common Stock — If we or Platinum sell shares of our Common Stock or are perceived by the public markets as intending to sell them, the market price of our Common Stock could decline.”

(2)The table includes the number of shares of Company Common Stock to be issued upon the vesting of RSUs within sixty (60) days of February 23, 2026 (the “Vesting RSUs”), as follows: Mr. Aragone—4,832 shares under Vesting RSUs; Mr. Bay—38,659 shares under Vesting RSUs; Mr. Sherman—4,832 shares under Vesting RSUs; Mr. Zilis—7,248 shares under Vesting RSUs; current directors and executive officers as a group (16 persons)—55,571 shares under Vesting RSUs. The table does not reflect the number of shares of Common Stock to be issued pursuant to unvested RSUs (the “Unvested RSUs”) that are not scheduled to vest within sixty (60) days of February 23, 2026, as follows: Ms. Alvaro—9,615 shares under Unvested RSUs; Mr. Aragone—55,588 shares under Unvested RSUs; Mr. Bay—171,547 shares under Unvested RSUs; Ms. Haussler—9,615 shares under Unvested RSUs; Ms. Heisz—9,615 shares under Unvested RSUs; Mr. Monié—9,615 shares under Unvested RSUs; Mr. Sherman—60,691 shares under Unvested RSUs; Ms. Wienbar—9,615 shares under Unvested RSUs; Mr. Zilis—85,220 shares under Unvested RSUs; current directors and executive officers as a group (16 persons)—421,121 shares under Unvested RSUs.
The information required under this Item is incorporated herein by reference to the section entitled “Security Ownership” in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to the following sections of our 2026 Proxy Statement:
•“Certain Relationships and Related Person Transactions”; and
•“Corporate Governance.”
Item 14. Principal Accounting Fees and Services
The information required under this Item is incorporated herein by reference the section entitled “Proposal 4: Ratification of Independent Registered Public Accounting Firm for Fiscal Year 2026” in our 2026 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
(1)Financial Statements
See Index under Item 8.
(2)Financial Statements Schedule
See Index under Item 8.
(3)Exhibits
See Item 15(b) below.
(b) Exhibits.
See the Exhibit Index immediately preceding the signature pages hereto, which is incorporated by reference as if fully set forth herein.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Ingram Micro Holding Corporation.		8-K		3.1	10/25/2024
3.2	Amended and Restated Bylaws of Ingram Micro Holding Corporation.		8-K		3.2	10/25/2024
4.1	Investor Rights Agreement, effective October 23, 2024.		8-K		4.1	10/25/2024
4.2**	Indenture, dated as of April 22, 2021, by and between Imola Merger Corporation, the Guarantors (as such term is defined therein), and the Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, together with the form of senior secured note.		S-1		4.1	9/30/2024
4.3	First Supplemental Indenture, dated as of July 2, 2021, by and among Ingram Micro Inc., Imola Acquisition Corporation, and the other Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A.		S-1		4.2	9/30/2024
4.4	Description of Securities		10-K	12/28/2024	4.4	3/5/2025
10.1**	ABL Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, various lenders and issuing banks, and JP Morgan Chase Bank, N.A.		S-1		10.2	9/30/2024
10.1.1	Amendment No. 1 to the ABL Credit Agreement, dated as of August 12, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., the borrowers therein, and JP Morgan Chase Bank, N.A.		S-1		10.2.1	9/30/2024
10.1.2	Amendment No. 2 to the ABL Credit Agreement, dated as of May 30, 2023, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties party thereto, lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.		S-1		10.2.2	9/30/2024
10.1.3	Amendment No. 3 to the ABL Credit Agreement, dated as of June 17, 2024, by and among Ingram Micro Inc. and JPMorgan Chase Bank, N.A.		S-1		10.2.3	9/30/2024
10.1.4	Amendment No. 4 to the ABL Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., the other credit parties and non-credit parties thereto, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A.		S-1		10.2.4	9/30/2024
10.2**	Term Loan Credit Agreement, dated as of July 2, 2021, by and among Imola Acquisition Corporation, Ingram Micro Inc., JP Morgan Chase Bank, N.A., and the lenders, agents and other parties thereto.		S-1		10.3	9/30/2024
10.2.1	Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 23, 2023, by JPMorgan Chase Bank, N.A.		S-1		10.3.1	9/30/2024
10.2.2	Amendment No. 2 to the Term Loan Credit Agreement, dated as of September 27, 2023, by JPMorgan Chase Bank, N.A.		S-1		10.3.2	9/30/2024
10.2.3	Amendment No. 3 to the Term Loan Credit Agreement, dated as of September 20, 2024, by and among Imola Acquisition Corporation, Ingram Micro Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto.		S-1		10.3.3	9/30/2024

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.2.4	Amendment No. 4 to the Term Loan Credit Agreement dated as of June 17, 2025, by and among Imola Acquisition Corporation, Ingram Micro Inc., JPMorgan Chase Bank, N.A., and the lenders party thereto		10-Q	6/28/2025	10.1	8/6/2025
10.3	Form of Indemnification Agreement for Officers and Directors.		S-1		10.4	9/30/2024
10.4†	2024 Stock Incentive Plan.		S-8		99.1	10/23/2024
10.4.1†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Directors).		S-1		10.5.1	9/30/2024
10.4.2†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement (IPO Grants).		S-1		10.5.2	9/30/2024
10.4.3†	2024 Stock Incentive Plan, form of Performance Restricted Stock Unit Grant Notice and Agreement (IPO Grants).		S-1		10.5.3	9/30/2024
10.4.4†	2024 Stock Incentive Plan, form of Restricted Stock Unit Grant Notice and Agreement.		10-K	12/28/2024	10.4.4	3/5/2025
10.4.5†	2024 Stock Incentive Plan, form of Performance Restricted Stock Unit Grant Notice and Agreement.		10-K	12/28/2024	10.4.5	3/5/2025
10.6†	Letter agreement with Paul Bay, dated December 22, 2021.		S-1		10.7	9/30/2024
10.7†	Supplemental Investment Savings Plan (conformed copy incorporating all amendments through January 1, 2019).		S-1		10.8	9/30/2024
10.8†	Executive Change in Control Severance Plan.		S-1		10.9	9/30/2024
10.9†	Executive Officer Severance Policy.		S-1		10.10	9/30/2024
10.10†	Executive Incentive Program.		S-1		10.11	9/30/2024
10.11†	Retention Bonus Letter Agreement		10-K	12/28/2024	10.11	3/5/2025
19.1	Insider Trading Policy		10-K	12/28/2024	19.1	3/5/2025
21.1	Subsidiaries of the Company.	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page of this report).	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation		10-K	12/28/2024	97.1	3/5/2025
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X
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

INGRAM MICRO HOLDING CORPORATION

By:	/s/ Paul Bay
Name:	Paul Bay
Title:	Chief Executive Officer
Date:	March 3, 2026
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

Signatures	Title	Date

/s/ Paul Bay	Chief Executive Officer (principal executive officer)	March 3, 2026
Paul Bay

/s/ Michael Zilis	Executive Vice President and Chief Financial Officer (principal financial officer)	March 3, 2026
Michael Zilis

/s/ Cari Hornstein	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 3, 2026
Cari Hornstein

/s/ Felicia Alvaro	Director	March 3, 2026
Felicia Alvaro

/s/ Craig Ashmore	Director	March 3, 2026
Craig Ashmore

/s/ Christian Cook	Director	March 3, 2026
Christian Cook

/s/ Jakki Haussler	Director	March 3, 2026
Jakki Haussler

/s/ Leslie Heisz	Director	March 3, 2026
Leslie Heisz

/s/ Bryan Kelln	Director	March 3, 2026
Bryan Kelln

/s/ Jacob Kotzubei	Director	March 3, 2026
Jacob Kotzubei

/s/ Matthew Louie	Director	March 3, 2026
Matthew Louie

/s/ Alain Monié	Director	March 3, 2026
Alain Monié

/s/ Mary Ann Sigler	Director	March 3, 2026
Mary Ann Sigler

/s/ Sharon Wienbar	Director	March 3, 2026
Sharon Wienbar

/s/ Eric Worley	Director	March 3, 2026
Eric Worley