Form 10-Q
period 2026-03-28
Ingram Micro Holding Corp
filed 2026-04-30
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of April 23, 2026 was 231,646,534.

INGRAM MICRO HOLDING CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or similar expressions which concern our strategy, plans, projections or intentions, but such words are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q and those included within our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026 (the “Annual Report”), including in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, growth strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements. Certain important factors that involve risks and uncertainties and that could cause actual results to differ, possibly materially, from our expectations, beliefs and projections reflected in such forward-looking statements can be found in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made.
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
•general economic conditions, including the impacts of the ongoing conflicts in the Middle East;
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

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$915,987	$1,864,724
Trade accounts receivable (less allowances of $181,106 and $169,165, respectively)	10,879,336	10,546,550
Inventory	5,179,773	4,970,113
Other current assets	948,693	859,252
Total current assets	17,923,789	18,240,639
Property and equipment, net	531,179	531,896
Operating lease right-of-use assets	407,481	403,224
Goodwill	851,397	854,749
Intangible assets, net	685,043	711,809
Other assets	547,154	502,067
Total assets	$20,946,043	$21,244,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,639,638	$11,963,324
Accrued expenses and other	1,106,190	1,163,587
Short-term debt and current maturities of long-term debt	786,520	449,583
Short-term operating lease liabilities	106,375	104,468
Total current liabilities	13,638,723	13,680,962
Long-term debt, less current maturities	2,553,967	2,749,781
Long-term operating lease liabilities, net of current portion	358,307	354,894
Other liabilities	190,926	210,329
Total liabilities	16,741,923	16,995,966
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at March 28, 2026 and December 27, 2025, and 235,157,769 and 235,073,327 shares issued at March 28, 2026 and December 27, 2025, respectively	2,352	2,351
Additional paid-in capital	2,934,140	2,921,952
Treasury stock, at cost, 3,511,235 and 0 shares as of March 28, 2026 and December 27, 2025, respectively	(75,000)	—
Retained earnings	1,667,205	1,587,330
Accumulated other comprehensive loss	(324,577)	(263,215)
Total stockholders’ equity	4,204,120	4,248,418
Total liabilities and stockholders’ equity	$20,946,043	$21,244,384

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net sales	$13,962,981	$12,280,843
Cost of sales	13,036,965	11,452,081
Gross profit	926,016	828,762
Operating expenses:
Selling, general and administrative	693,641	625,965
Restructuring costs	9,460	1,933
Total operating expenses	703,101	627,898
Income from operations	222,915	200,864
Other (income) expense:
Interest income	(10,245)	(13,818)
Interest expense	70,536	74,889
Net foreign currency exchange (gain) loss	(302)	23,717
Other	22,317	15,673
Total other (income) expense	82,306	100,461
Income before income taxes	140,609	100,403
Provision for income taxes	41,739	31,214
Net income	$98,870	$69,189
Basic earnings per share	$0.42	$0.29
Diluted earnings per share	$0.42	$0.29

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net income	$98,870	$69,189
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(61,362)	74,423
Other	—	(171)
Other comprehensive (loss) income, net of tax	(61,362)	74,252
Comprehensive income	$37,508	$143,441

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended March 28, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at December 27, 2025	235,073,327	$2,351	$2,921,952	—	$—	$1,587,330	$(263,215)	$4,248,418
Dividends declared	—	—	—	—	—	(18,995)	—	(18,995)
Net income	—	—	—	—	—	98,870	—	98,870
Stock-based compensation expense	—	—	13,202	—	—	—	—	13,202
Issuance of common stock on vesting of restricted stock units, net of shares withheld for employee taxes	84,442	1	(1,014)	—	—	—	—	(1,013)
Repurchase of common stock	—	—	—	3,511,235	(75,000)	—	—	(75,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(61,362)	(61,362)
Balance at March 28, 2026	235,157,769	$2,352	$2,934,140	3,511,235	$(75,000)	$1,667,205	$(324,577)	$4,204,120

	Thirteen Weeks Ended March 29, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	234,825,581	$2,348	$2,903,842	$1,337,399	$(509,714)	$3,733,875
Dividends declared	—	—	—	(17,377)	—	(17,377)
Net income	—	—	—	69,189	—	69,189
Stock-based compensation expense	—	—	2,764	—	—	2,764
Foreign currency translation adjustment	—	—	—	—	74,423	74,423
Other	—	—	—	—	(171)	(171)
Balance at March 29, 2025	234,825,581	$2,348	$2,906,606	$1,389,211	$(435,462)	$3,862,703

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$98,870	$69,189
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	49,690	48,031
Stock-based compensation	13,202	2,764
Amortization of lease right-of-use asset	33,230	32,437
Deferred income taxes	(18,251)	(18,701)
(Gain) loss on foreign exchange	(9,261)	21,650
Other	11,245	7,528
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(439,519)	594,783
Inventory	(255,762)	(270,403)
Other assets	(120,037)	(105,537)
Accounts payable	(240,505)	(385,519)
Change in book overdrafts	(12,405)	(118,076)
Operating lease liabilities	(30,421)	(30,282)
Accrued expenses and other	(57,953)	(48,294)
Cash used in operating activities	(977,877)	(200,430)
Cash flows from investing activities:
Capital expenditures	(36,303)	(29,737)
Proceeds from deferred purchase price of factored receivables	51,834	71,031
Issuance of notes receivable	(12,375)	(5,958)
Proceeds from notes receivable	10,179	10,995
Other	10,903	11,960
Cash provided by investing activities	24,238	58,291
Cash flows from financing activities:
Dividends paid to stockholders	(18,995)	(17,377)
Change in unremitted cash collections from servicing factored receivables	(2,674)	3,484
Repurchase of common stock	(75,000)	—
Repayment of Term Loans	(200,000)	(125,000)
Gross proceeds from other debt	20,885	17,228
Gross repayments of other debt	(15,233)	(15,854)
Net proceeds from revolving and other credit facilities	338,696	235,374
Other	(5,221)	(1,096)
Cash provided by financing activities	42,458	96,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,606)	8,616
Decrease in cash, cash equivalents and restricted cash	(924,787)	(36,764)
Cash, cash equivalents and restricted cash at beginning of period	1,864,724	918,401
Cash, cash equivalents and restricted cash at end of period	$939,937	$881,637

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$45,223	$64,041

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 1 – Organization and Basis of Presentation
Ingram Micro Holding Corporation and its subsidiaries (collectively, “Ingram Micro”) are primarily engaged in the distribution of information technology (“IT”) products, and cloud and other services worldwide. Ingram Micro operates in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Ingram Micro Holding Corporation is a holding company with no material assets other than the indirect ownership of the stock of Ingram Micro Inc., and its operations are conducted through its wholly owned subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us,” “our” and the “Company” in these notes to the unaudited condensed consolidated financial statements refers to Ingram Micro Holding Corporation together with its consolidated subsidiaries. The use of the term “Platinum” means Platinum Equity, LLC together with its affiliated investment vehicles.
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of March 28, 2026, our consolidated results of operations and comprehensive income for the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, and our consolidated cash flows for the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, the unaudited condensed consolidated interim financial information does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 27, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 27, 2025 (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended March 28, 2026 may not be indicative of the consolidated results of operations that can be expected for the full year.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory were $119,256 and $116,780 as of March 28, 2026 and December 27, 2025, respectively.
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
Book Overdrafts
Book overdrafts of $404,386 and $416,799 as of March 28, 2026 and December 27, 2025, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 28, 2026 and December 27, 2025, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At March 28, 2026 and December 27, 2025, there were $32,305 and $40,038, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the payments from customers on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At March 28, 2026 and December 27, 2025, we recorded unremitted cash within accrued expenses and other of $3,825 and $6,618, respectively.
At March 28, 2026 and December 27, 2025, we had a total of $853,863 and $936,934, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $10,157 and $8,651 were incurred for the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in other within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregated to $7,870 and $7,908 as of March 28, 2026 and December 27, 2025, respectively, and are classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Dividends Paid to Stockholders
On March 24, 2026, we paid a cash dividend on the Company’s Common Stock, par value $0.01 per share (“Common Stock”), of $18,995, or $0.082 per share, to stockholders of record as of March 10, 2026. On March 25, 2025, we paid a cash dividend on the Company’s Common Stock of $17,377, or $0.074 per share, to stockholders of record as of March 11, 2025.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. There have been no material changes to our supplier finance programs from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in our Annual Report. At March 28, 2026 and December 27, 2025, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,613,433 and $3,073,325, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025.
Notes Receivable
From time to time, we may provide loans to our customers to meet certain strategic objectives. These amounts are presented within “other current assets” and “other assets” on our Condensed Consolidated Balance Sheets with the associated cash flows presented within investing activities on our Condensed Consolidated Statements of Cash Flows.
Restricted Cash
Restricted cash represents cash and cash equivalents that are subject to contractual, legal, or regulatory restrictions that limit our ability to use such amounts for general operating purposes. Amounts recorded as restricted cash within other current assets and other assets on the Condensed Consolidated Balance Sheets were $10,827 and $13,123, respectively, as of March 28, 2026.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326)”, which provides a practical expedient in developing reasonable and supportable forecasts where they can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. We have determined that we will not apply the practical expedient and therefore the adoption of this ASU did not have an impact on our consolidated financial statements and related disclosures.

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
Note 3 – Employee Awards
Prior to our initial public offering (the “IPO”), we issued time-vested and performance-vested cash awards to certain employees. The time-vested cash awards vest over a time period of three years, and the performance-vested cash awards vest upon the achievement of a certain performance target measured after a time period of three years. The performance condition for the cash awards for grants to management is based on earnings growth. Cumulative compensation expense for cash awards is recognized as a liability. Each cash award has a fixed fair value of $1.00. We recognize these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is the vesting term of the outstanding cash award. We estimate the forfeiture rate based on our historical experience.
In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the “2024 Plan”) as more fully described in Note 2, “Significant Accounting Policies” to the Consolidated Financial Statements included in our Annual Report. Subsequent to the IPO, we began granting time-vesting restricted stock units that vest over a time period of three years, and the performance-vesting restricted stock units that vest upon the achievement of certain performance targets measured after a time period of three years. The fair value of each award is determined based on the closing stock price at the date of grant, reduced by the present value of estimated dividends over the vesting period. We recognize the compensation costs over the requisite service period of the award, which is the vesting term of the outstanding award and we account for forfeitures as they occur.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards
Non-vested at December 27, 2025	40,268,772
Vested	(890,209)
Forfeited	(3,134,378)
Non-vested at March 28, 2026	36,244,185

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Compensation expense - cash awards	$169	$4,493
Related income tax benefit	$42	$1,123
As of March 28, 2026, the unrecognized compensation costs related to the cash awards were $10,478. We expect these costs to be recognized over a remaining weighted-average period of approximately 0.7 years.
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	2,090,308	$20.03
Granted	480,612	25.22
Vested	(131,404)	20.09
Forfeited	(89,216)	19.68
Non-vested at March 28, 2026	2,350,300	$21.10

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Compensation expense	$11,206	$2,498
Related income tax benefit	$1,104	$312
As of March 28, 2026, the unrecognized compensation costs related to the time-vesting restricted stock units was $32,270. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.4 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	3,666,980	$17.93
Granted	529,885	25.20
Forfeited	(146,104)	17.90
Non-vested at March 28, 2026	4,050,761	$18.88

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Compensation expense	$1,996	$266
Related income tax benefit	$209	$28
As of March 28, 2026, the unrecognized compensation costs related to the performance-vesting restricted stock units was $29,036. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.4 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At March 28, 2026 and December 27, 2025, we had no derivatives that were designated as hedging instruments.
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	March 28, 2026	December 27, 2025	March 28, 2026	December 27, 2025
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$619,903	$114,908	$6,937	$1,245
Other(2)	1,265	1,265	14,638	12,938
Accrued expenses and other
Foreign exchange contracts	147,865	652,428	(4,339)	(6,692)
Total	$769,033	$768,601	$17,236	$7,491
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended
		March 28, 2026	March 29, 2025
Derivative instruments not qualifying as cash flow hedges:	Location of (gain) loss in income
Net gain recognized in earnings	Net foreign currency exchange gain	$(1,707)	$(16,724)
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
As of March 28, 2026, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	March 28, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$21,575	$—	$21,575	$—
Investments held in Rabbi Trust	79,028	79,028	—	—
Total assets at fair value	$100,603	$79,028	$21,575	$—

Liabilities:
Derivative liabilities	$4,339	$—	$4,339	$—
Total liabilities at fair value	$4,339	$—	$4,339	$—

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
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	March 28, 2026
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,915,000	$—	$1,915,000	$—	$1,978,541
Term loan credit facility	602,652	—	602,652	—	566,119
	$2,517,652	$—	$2,517,652	$—	$2,544,660

	December 27, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,962,500	$—	$1,962,500	$—	$1,976,786
Term loan credit facility	805,910	—	805,910	—	764,849
	$2,768,410	$—	$2,768,410	$—	$2,741,635

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 6 – Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 11 years, with the predominant amounts having lives of 8 to 11 years.
Intangible assets consist of the following:

	March 28, 2026			December 27, 2025
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$600,883	$(238,185)	$362,698	$605,517	$(227,275)	$378,242
Tradename and trademarks	425,851	(134,963)	290,888	429,186	(128,852)	300,334
Software and developed technology	4,118	(1,759)	2,359	4,118	(1,630)	2,488
Others	40,343	(11,245)	29,098	40,510	(9,765)	30,745
Total	$1,071,195	$(386,152)	$685,043	$1,079,331	$(367,522)	$711,809
Amortization expense was $21,684 and $21,430 for the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, respectively.
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	March 28, 2026	December 27, 2025
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $21,459 and $23,214, respectively	$1,978,541	$1,976,786
Term loan credit facility, net of unamortized discount of $10,229 and $10,592, respectively, and unamortized deferred financing costs of $25,552 and $26,459, respectively	566,119	764,849
ABL revolving credit facility	80,000	—
Revolving trade accounts receivable-backed financing programs	296,896	353,100
Lines of credit and other debt(1)	418,931	104,629
Total debt	3,340,487	3,199,364
Short-term debt and current maturities of long-term debt	(786,520)	(449,583)
Total long-term debt	$2,553,967	$2,749,781
(1) The increase in borrowings was due to borrowings under an uncommitted facility in the United States.
In February 2026, we voluntarily repaid $200,000 on our Term Loan Credit Facility.
Note 8 – Restructuring Costs
In the fourth quarter of 2024, we implemented further initiatives to enhance organizational efficiency and strengthen customer service capabilities to better position us for long-term, sustainable growth, which included organizational and staffing changes as well as headcount reductions. Completion of these actions continued into the first quarter of 2025, with charges totaling $18,269, inclusive of amounts recognized in the fourth quarter of 2024.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In the second half of 2025, we implemented further organizational and staffing changes, which continued into 2026, resulting in charges totaling $22,938, inclusive of $9,460 recognized during the Thirteen Weeks Ended March 28, 2026 and amounts recognized in the third and fourth quarters of 2025. The charges during the Thirteen Weeks Ended March 28, 2026 primarily relate to restructuring actions taken that impacted certain back office and operational functions as well as certain operational facilities.
The following tables summarize the restructuring costs incurred in the Thirteen Weeks Ended March 28, 2026, and Thirteen Weeks Ended March 29, 2025:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended March 28, 2026
North America		$5,241	$77	$5,318
EMEA		2,063	—	2,063
Asia-Pacific		1,637	—	1,637
Latin America		442	—	442
Total	321	$9,383	$77	$9,460

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended March 29, 2025
North America		$698	$246	$944
EMEA		473	516	989
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	43	$1,171	$762	$1,933
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2025 and 2024 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Thirteen Weeks Ended March 28, 2026
Employee termination benefits	$5,991	$9,383	$(8,628)	$(102)	$6,644
Facility and other costs	71	77	(108)	—	40
Total	$6,062	$9,460	$(8,736)	$(102)	$6,684
The remaining liability of $6,684 will be substantially paid by the third quarter of 2026.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 9 – Income Taxes
For the Thirteen Weeks Ended March 28, 2026, and Thirteen Weeks Ended March 29, 2025, our effective tax rate was 29.7% and 31.1%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended March 28, 2026, included $5,118 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended March 29, 2025, included $3,098 of tax expense, or 3.1 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business.
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
At March 28, 2026, we had gross unrecognized tax benefits of $17,004 compared to $16,522 at December 27, 2025. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $9,965 and $9,942 at March 28, 2026, and December 27, 2025, respectively.
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
In the United States, we are no longer subject to federal tax examinations for years prior to 2023. It is possible that within the next twelve months, (1) ongoing tax examinations of several of our states and foreign jurisdictions may be resolved, (2) new tax exams may commence, and (3) other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions which took effect in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our annual effective tax rate in 2025, and we do not expect it to have a material impact on our estimated annual effective tax rate in 2026.

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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 56,442 ($10,777 at March 28, 2026 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 795,333 ($151,853 at March 28, 2026 exchange rates) in principal and associated penalties, interest and fines.
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products. In July 2020, we appealed the decision of the Board of the FCA to the Paris Court of Appeals. On October 6, 2022, the Paris Court of Appeals issued a decision maintaining the infraction of volume allocation and reducing the fine to €19,500. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” As the appeal to the “Cour de Cassation” did not suspend the obligation to pay the fine, in the third quarter of 2022, we recorded a contingent liability at that time within our Condensed Consolidated Balance Sheets. Under the payment plan agreed with the French Treasury, Ingram Micro France had already paid approximately $11,000. On November 4, 2022, Ingram Micro France made an additional payment of approximately $9,000 to complete the total amount of the fine and the French Treasury released the third-party surety bond. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is limited to the amounts already paid to date. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($109,374 at March 28, 2026 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. On May 30, 2022, the Paris Commercial Court postponed the hearing on this reseller claim pending resolution of the appeal on the main case. On October 24, 2022, the reseller requested the re-opening of the proceedings and we petitioned the Paris Commercial Court to stay the proceedings until the main case is decided by the “Cour de Cassation.” On May 15, 2023, the Paris Commercial Court did not accept the request to suspend the case and set a calendar for a final hearing, which took place in June 2024. On November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation and the plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.

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
We may be subject to unasserted claims related to non-income based tax and indirect tax related matters. As of March 28, 2026, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $1,171. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
Note 11 – Segment Information
FASB’s Accounting Standards Codification 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments coincide with the geographic operating segments which include North America, EMEA, Asia-Pacific, and Latin America. The measure of segment profit is income from operations. Our CODM utilizes income from operations to analyze and compare year-over-year and budget-to-actual segment-level operational performance and profitability before non-operational items, ensure optimal alignment with our strategic priorities and make strategic decisions concerning resource allocation across our operating segments.
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
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net sales
North America	$4,998,379	$4,434,552
EMEA	3,906,254	3,424,737
Asia-Pacific	4,105,877	3,618,182
Latin America	952,471	803,372
Total	$13,962,981	$12,280,843

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Significant segment expenses
Cost of sales
North America	$4,627,034	$4,081,940
EMEA	3,620,057	3,169,485
Asia-Pacific	3,937,002	3,475,769
Latin America	852,872	724,887
Total	$13,036,965	$11,452,081
Compensation
North America	$191,405	$207,194
EMEA	145,528	128,050
Asia-Pacific	53,988	50,747
Latin America	37,698	31,746
Total	$428,619	$417,737
Depreciation costs
North America	$22,152	$20,597
EMEA	3,181	3,514
Asia-Pacific	1,402	1,525
Latin America	1,271	965
Total	$28,006	$26,601
Intangible asset amortization
North America	$10,040	$10,513
EMEA	6,454	5,862
Asia-Pacific	4,309	4,277
Latin America	881	778
Total	$21,684	$21,430
Other departmental operating expenses (a)
North America	$72,634	$50,762
EMEA	45,511	39,747
Asia-Pacific	19,917	19,718
Latin America	15,833	13,346
Total	$153,895	$123,573
Integration and transition costs (b)
North America	$10	$1,837
EMEA	343	316
Asia-Pacific	6	88
Latin America	79	3
Total	$438	$2,244
Other segment items (c)
North America	$(7,398)	$(22,670)
EMEA	22,907	20,511
Asia-Pacific	23,948	19,723
Latin America	9,798	8,680
Total	$49,255	$26,244

Total segment expenses	$13,718,862	$12,069,910

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Income from operations
North America	$82,502	$84,379
EMEA	62,273	57,252
Asia-Pacific	65,305	46,335
Latin America	34,039	22,967
Segment profit	$244,119	$210,933

Reconciliation of segment profit to income before income taxes
Corporate	$(7,833)	$(2,812)
Cash-based compensation	(169)	(4,493)
Stock-based compensation	(13,202)	(2,764)
Other (income) expense
Interest income	$(10,245)	$(13,818)
Interest expense	70,536	74,889
Net foreign currency exchange (gain) loss	(302)	23,717
Other expense	22,317	15,673

Income before income taxes	$140,609	$100,403
(a) Other Departmental Operating Expenses consist primarily of professional and outside service costs, lease rental and occupancy costs, repair and maintenance costs as well as other miscellaneous operating expenses.
(b) Costs are primarily related to (i) legal settlements, (ii) charges associated with business exit and liquidation-related items, (iii) acquisition-related items and (iv) consulting, retention and transition costs associated with our reorganization programs charged to SG&A expenses.
(c) Other segment items consist primarily of management fees and direct management costs which represent costs that are incurred by the North American segment and allocated to the other segments, as well as bad debt/credit/flooring costs, restructuring costs and credit card fees.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Basic earnings per share:
Net income attributable to common stockholders	$98,870	$69,189
Weighted-average number of common shares - basic	234,402,549	234,825,581
Basic earnings per share	$0.42	$0.29

Diluted earnings per share:
Net income attributable to common stockholders	$98,870	$69,189

Weighted-average number of common shares - basic	234,402,549	234,825,581
Effect of dilutive securities
Restricted stock units	492,003	115,177
Weighted-average number of common shares - diluted	234,894,552	234,940,758

Diluted earnings per share	$0.42	$0.29

Anti-dilutive shares excluded from diluted earnings per share calculation	41,190	—
Note 13 - Subsequent Events
On April 30, 2026, we announced that our board of directors had declared a cash dividend on our Common Stock of $0.084 per share. The dividend is payable on May 26, 2026, to stockholders of record as of May 12, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 27, 2025 included in our Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and the Annual Report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” All financial data included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except as otherwise indicated.
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
As part of our global presence in each of our four geographic regions, we offer customers a full spectrum of hardware and software, cloud-based solutions, services and logistics expertise through our four main lines of business described below. In each of our geographic segments we offer customers the product categories listed below broken down under the respective line of business.

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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which generally account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. And while Advanced Solutions offerings often require higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cybersecurity, and power and cooling solutions. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers graphics processing units (“GPU”) and artificial intelligence (“AI”) infrastructure-related products and offerings, as well as data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration (“UCC”), and Internet-of-Things (smart office/home automation) products.

•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party Cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. Also included here historically have been the offerings of our CloudBlue business, which provided customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model. Our CloudBlue operations were sold during the third quarter of 2025.
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

Selling, General and Administrative (“SG&A”) Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. On an ongoing basis, we regularly look to optimize and drive efficiencies throughout our operations, which includes the use of temporary workforce to address staffing needs particularly in our warehouse operations where demand levels are more impactful on workloads. SG&A expenses also include the cost of investment in certain initiatives to accelerate growth and profitability and optimize our operations. We continue to increase our presence in cloud which generally has higher gross margins but also requires higher automation and investment in technology. We are likewise investing in the development and deployment of our Ingram Micro XvantageTM platform, to address our market opportunities and partner experience in a more automated and efficient manner. These costs are expected to be completed within the next four to six quarters and are not expected to recur.
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
Foreign Currency Translation and Remeasurement
The financial statements of our foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using (i) the exchange rate at each balance sheet date for assets and liabilities and (ii) an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. For foreign currency remeasurement from each local currency into the appropriate functional currency, the monetary assets and liabilities of these subsidiaries are remeasured to the functional currencies at the exchange rate in effect at the applicable balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and nonmonetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Condensed Consolidated Statements of Income.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025:
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
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended March 28, 2026		Thirteen Weeks Ended March 29, 2025		Amount	Percentage
North America	$4,998,379	36%	$4,434,552	36%	$563,827	12.7%
EMEA	3,906,254	28	3,424,737	28	481,517	14.1
Asia-Pacific	4,105,877	29	3,618,182	29	487,695	13.5
Latin America	952,471	7	803,372	7	149,099	18.6
Total	$13,962,981	100%	$12,280,843	100%	$1,682,138	13.7%

					Change Increase (Decrease)
	Thirteen Weeks Ended March 28, 2026		Thirteen Weeks Ended March 29, 2025		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$82,502	1.65%	$84,379	1.90%	$(1,877)	(0.25)%
EMEA	62,273	1.59	57,252	1.67	5,021	(0.08)
Asia-Pacific	65,305	1.59	46,335	1.28	18,970	0.31
Latin America	34,039	3.57	22,967	2.86	11,072	0.71
Corporate	(7,833)	—	(2,812)	—	(5,021)	—
Cash-based compensation expense	(169)	—	(4,493)	—	4,324	—
Stock-based compensation expense	(13,202)	—	(2,764)	—	(10,438)	—
Total	$222,915	1.60%	$200,864	1.64%	$22,051	(0.04)%

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net sales	100.00%	100.00%
Cost of sales	93.37	93.25
Gross profit	6.63	6.75
Operating expenses:
Selling, general and administrative	4.97	5.09
Restructuring costs	0.07	0.02
Income from operations	1.60	1.64
Total other (income) expense	0.59	0.83
Income before income taxes	1.01	0.81
Provision for income taxes	0.30	0.25
Net income	0.71%	0.56%
Consolidated net sales were $13,962,981 for the Thirteen Weeks Ended March 28, 2026, compared to $12,280,843 for the Thirteen Weeks Ended March 29, 2025. The 13.7% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, Client and Endpoint Solutions increased by 12%, Advanced Solutions offerings increased by 18% and Cloud-based Solutions increased by 31%. This growth was partially offset by a 5% decline in Other services. The divestiture of CloudBlue in the third quarter of 2025 had a negative 9% impact on the year-over-year comparison of net sales of Cloud-based Solutions. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 4%. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 8%, Advanced Solutions increased by 14%, Cloud-based Solutions increased by 25%, and Other services declined by 9%.
The $563,827, or 12.7%, increase in North American net sales for the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025, was primarily driven by a 31% increase in net sales of Advanced Solutions offerings driven by growth in networking and server net sales in the United States, which includes strong growth in lower margin, lower cost-to-serve GPU and AI-infrastructure product sets. Cloud-based Solutions net sales increased by 30%. Excluding the impact of our CloudBlue divestiture, net sales of Cloud-based Solutions were up by 45% year-over-year. This growth was partially offset by a 1% decrease in net sales of Client and Endpoint Solutions driven by declines in mobility distribution, particularly smartphones, as well as declines in desktops in the United States. Other services net sales also decreased by 1% due to declines in our Reverse Logistics and Repair business in the region.
The $481,517, or 14.1%, increase in EMEA net sales for the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025, was primarily driven by a 15% increase in net sales of Client and Endpoint Solutions driven by growth in notebooks in Germany, France, and the United Kingdom, as well as growth in desktops in France and Poland. Net sales of Advanced Solutions offerings increased by 14% driven by growth in networking in Saudi Arabia, Poland and France, as well as growth in server net sales in Germany, the United Kingdom and France. Additionally, net sales of Cloud-based Solutions increased by 30%, led by growth in the United Kingdom and Germany. These results were partially offset by an 8% decrease in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 10% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 4%, Advanced Solutions offerings increased by 5% and Cloud-based Solutions increased by 20%, while Other services decreased by 15%.
The $487,695, or 13.5%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025 was driven by a 19% increase in net sales of Client and Endpoint Solutions, due to growth in components in China, notebooks in India, Australia and China, as well as growth in desktops in China. Net sales of Cloud-based Solutions increased by 21% driven by growth in Australia, Hong Kong, and India. Net sales of Other services also grew by 3% in the region. These results were partially offset by a 6% decrease in net sales of Advanced Solutions offerings driven by declines in China. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 18%, Cloud-based Solutions increased by 17% and Other services increased by 2%, while Advanced Solutions offerings decreased by 8%.

The $149,099, or 18.6%, increase in Latin American net sales for the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025 was primarily driven by a 19% increase in net sales of Client and Endpoint Solutions, due to growth in notebooks in Mexico, Miami Export, Colombia, and Peru, growth in components in Miami Export, and growth in desktops in Peru and Mexico. Additionally, net sales of Advanced Solutions offerings increased by 15%, driven by growth in cyber security in Brazil, as well as growth in server sales in Brazil and Colombia. Net sales of Cloud-based Solutions increased by 48% year-over-year driven by growth in Brazil, while net sales of Other services were flat compared to the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 8% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 11%, Advanced Solutions increased by 5%, Cloud-based Solutions increased by 33%, while Other services decreased by 10%.
Gross profit was $926,016 for the Thirteen Weeks Ended March 28, 2026, compared to $828,762 for the Thirteen Weeks Ended March 29, 2025. Gross margin decreased by 12 basis points in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was driven by our Advanced Solutions offerings category due to a mix shift towards lower-margin GPU and AI-infrastructure products during the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses increased $67,676, but decreased by 12 basis points of net sales in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025. The increase in SG&A dollars was driven by an increase in bad debt expense of $16,241, an increase in professional and outside service costs of $11,996, an increase in compensation and headcount expenses of $10,882 and an increase in stock-based compensation of $10,438. The decrease in SG&A expense as a percentage of net sales is a function of the improved leverage on operating expenses across the year-over-year sales increase, resulting from cost reductions taken over the past year and operating efficiencies from automation under our XvantageTM platform. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 19 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirteen Weeks Ended March 28, 2026, we recognized $9,460 of restructuring costs, or 7 basis points of net sales, which primarily relates to restructuring actions taken that impacted certain back office and operational functions as well as certain operational facilities. See Note 8 “Restructuring Costs” for further information regarding the restructuring activities.
Income from operations was $222,915, or 1.60% of net sales, in the Thirteen Weeks Ended March 28, 2026, compared to $200,864, or 1.64% of net sales, in the Thirteen Weeks Ended March 29, 2025. Income from operations margin was negatively impacted by the decrease in gross margin, as well as the impact of $9,460, or 7 basis points as a percentage of net sales, of restructuring costs incurred in the Thirteen Weeks Ended March 28, 2026, as described above. These results were partially offset by the reduction in SG&A expenses as a percentage of net sales, as described above. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 3 basis points on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin decreased 25 basis points in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025. The decrease was largely driven by a 52 basis point decline in gross margin. This gross margin decline was partially driven by a mix shift within our Advanced Solutions offerings category toward lower-margin GPU and AI-infrastructure products during the Thirteen Weeks Ended March 28, 2026. This impact was partially mitigated by a reduction in SG&A expenses as a percentage of net sales in the region, driven by an 84 basis point reduction in compensation and headcount expenses largely as a result of the restructuring initiatives taken in the prior year. This benefit was partially offset by increases of 16 basis points in professional and outside services costs, 16 basis points in bad debt expense and 9 basis points in restructuring costs.
Our EMEA income from operations margin decreased 8 basis points in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025. This decrease was driven by a 13 basis point decline in gross margin, which was partially driven by lower gross margins on larger enterprise customer deals in our Advanced Solutions offerings categories during the Thirteen Weeks Ended March 28, 2026. This impact was partially mitigated by a reduction in SG&A expenses as a percentage of net sales in the region, including a 2 basis point reduction in rental and occupancy costs and a 2 basis point reduction in depreciation expense. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.

Our Asia-Pacific income from operations margin increased 31 basis points in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025, primarily as a result of an increase in gross margin due to higher achievement on Client and Endpoint Solutions and Cloud-based Solutions net sales as well as the favorable impact of a decline in inventory write-offs, offset partially by growth in lower margin, lower cost-to-serve GPU and AI-infrastructure sales. These factors combined to yield a net positive impact of 18 basis points on the region’s income from operations margin. The region’s income from operations margin also benefited from lower SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 9 basis points and professional and outside services costs decreased by 7 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 71 basis points in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025, primarily as a result of an increase in gross margin due to higher achievement on Client and Endpoint Solutions and Cloud-based Solutions net sales as well as the favorable impact of a decline in inventory write-offs, which contributed to a combined positive impact of 69 basis points on the region’s income from operations margin. The region also benefited from a reduction in SG&A expenses as a percentage of net sales due to improved leverage on operating expenses as net sales increased from the prior year. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 10 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended March 28, 2026, Corporate costs included $2,188 of costs associated with the write-off of an asset, $2,182 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations and $2,044 of costs incurred for external services and other expenses in response to the July 2025 ransomware incident. In the Thirteen Weeks Ended March 29, 2025, Corporate costs included $1,287 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the CLS Sale in 2022, as well as $1,241 related to investments in certain initiatives to accelerate our growth and profitability and optimize operations.
Cash-based compensation expense decreased by $4,324 in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025 due to lower achievement of expected performance targets in the current quarter as well as the transition to stock-based compensation for certain employees subsequent to our initial public offering in October 2024 (the “IPO”).
Stock-based compensation expense increased by $10,438 in the Thirteen Weeks Ended March 28, 2026 compared to the Thirteen Weeks Ended March 29, 2025, primarily due to the acceleration of expense for awards granted to certain employees that are retirement eligible in the Thirteen Weeks Ended March 28, 2026 (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $82,306 in the Thirteen Weeks Ended March 28, 2026 compared to $100,461 in the Thirteen Weeks Ended March 29, 2025. The year-over-year variance was largely driven by a change from a foreign exchange gain, driven primarily by the favorable movement of the U.S. dollar, particularly against our Euro-denominated payables, of $302 in the Thirteen Weeks Ended March 28, 2026, compared to a net foreign currency exchange loss of $23,717 in the Thirteen Weeks Ended March 29, 2025. Additionally, interest expense decreased by $4,353, primarily as a result of lower average debt outstanding in the current quarter due in particular to voluntary principal payments on our senior term loan credit facility (the “Term Loan Credit Facility”), including an incremental voluntary repayment of $200,000 on our Term Loan Credit Facility in February 2026.
We recorded an income tax provision of $41,739, or an effective tax rate of 29.7%, in the Thirteen Weeks Ended March 28, 2026, compared to $31,214, or an effective tax rate of 31.1% in the Thirteen Weeks Ended March 29, 2025. The tax provision for the Thirteen Weeks Ended March 28, 2026, included $5,118 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirteen Weeks Ended March 29, 2025, this same withholding tax impact was $3,098 of tax expense, or 3.1 percentage points of the effective tax rate.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $915,987 and $1,864,724 at March 28, 2026 and December 27, 2025, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,419,471 at March 28, 2026 and $3,553,339 at December 27, 2025.

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Cash (used in) provided by:
Operating activities	$(977,877)	$(200,430)
Investing activities	$24,238	$58,291
Financing activities	$42,458	$96,759
Operating activities used net cash of $977,877 and $200,430 during the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, respectively. The higher cash used in the Thirteen Weeks Ended March 28, 2026 primarily reflects slower collections of accounts receivables from customers, partially offset by improved cash flows from the use of accounts payable to vendors in the current year.
Investing activities provided net cash of $24,238 and $58,291 during the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, respectively. The net cash provided during the Thirteen Weeks Ended March 28, 2026 was primarily driven by proceeds from the deferred purchase price of factored receivables of $51,834 and proceeds from notes receivable of $10,179, partially offset by capital expenditures of $36,303 and issuance of notes receivable to certain customers of $12,375. The net cash provided during the Thirteen Weeks Ended March 29, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $71,031, partially offset by capital expenditures of $29,737.
Financing activities provided net cash of $42,458 and $96,759 during the Thirteen Weeks Ended March 28, 2026 and Thirteen Weeks Ended March 29, 2025, respectively. The net cash provided during the Thirteen Weeks Ended March 28, 2026 was primarily driven by net proceeds from revolving and other credit facility of $338,696 and gross proceeds from other debt of $20,885, partially offset by the voluntary repayment of our term loan of $200,000, repurchase of Common Stock of $75,000, dividends paid to stockholders of $18,995, and gross repayments of other debt of $15,233. The net cash provided during the Thirteen Weeks Ended March 29, 2025 was primarily driven by net proceeds from revolving and other credit facilities of $235,374 and gross proceeds from other debt of $17,228, partially offset by the voluntary repayment of our term loan of $125,000, dividends paid to stockholders of $17,377 and gross repayments of other debt of $15,854.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,364,330, of which $3,338,169 was outstanding, at March 28, 2026. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $915,987 and $1,864,724 at March 28, 2026 and December 27, 2025, respectively, of which $849,990 and $1,074,301, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at March 28, 2026 and December 27, 2025, along with additional balances held in Luxembourg, India, Brazil, Malaysia, Canada, and Mexico. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of March 28, 2026 and December 27, 2025, we had book overdrafts of $404,386 and $416,799, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 and February 2026, we voluntarily repaid an incremental $125,000 and $200,000, respectively. As of March 28, 2026 and December 27, 2025, $566,119 and $764,849 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”), together with the ABL Revolving Credit Facility, the (“ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of March 28, 2026 and December 27, 2025, we had borrowings of $80,000 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 5.5% and 6.2% per annum at March 28, 2026 and December 27, 2025, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $431,738 at March 28, 2026 exchange rates. This program, which matures in October 2026, requires certain commitment fees and borrowings incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At March 28, 2026 and December 27, 2025, we had borrowings of $296,896 and $353,100 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 3.2% and 3.5% per annum at March 28, 2026 and December 27, 2025, respectively.
At March 28, 2026, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,930,897, of which $376,896 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $888,774 at March 28, 2026. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 28, 2026 and December 27, 2025, respectively, we had $416,613 and $102,836 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.6% and 7.3% per annum at March 28, 2026 and December 27, 2025, respectively. At March 28, 2026 and December 27, 2025, letters of credit totaling $177,422 and $168,254, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At March 28, 2026 and December 27, 2025, we were in compliance with all covenants or other requirements in all of our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 28, 2026 and December 27, 2025, we had a total of $853,863 and $936,934, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $1,171. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
New Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
We monitor our foreign exchange risk using a Value-at-Risk model (the “VaR model”). The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $3,119 and $1,942 as of March 28, 2026 and December 27, 2025, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of March 28, 2026, our annual interest expense would change by approximately $6,819. Assuming that our ABL Revolving Credit Facility was fully drawn as of March 28, 2026, each one-eighth percentage point change in interest rates would result in a change of approximately $5,127 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 28, 2026 due to the material weakness in our internal control over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K. We did not design and maintain effective controls over segregation related to manual journal entries for certain entities within one of the financial systems relevant to the preparation of our financial statements. Specifically, certain personnel have the ability to create and post manual journal entries that are not identified to be reviewed by separate individuals. The material weakness did not result in a misstatement (or adjustment) to the consolidated financial statements. However, the material weakness could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan for Previously Reported Material Weakness
We are developing a number of steps to remediate this material weakness and to strengthen our internal control over financial reporting. These remediation measures include engaging a third-party to assist us in improving internal control policies and procedures to ensure that there is appropriate segregation of duties regarding the recording and approval of manual journal entries. This material weakness cannot be considered remediated until the newly designed and implemented controls operate effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
This information is set forth under Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We repurchase shares of our Common Stock from time to time pursuant to our publicly announced share repurchase plan (the “Stock Repurchase Program”). Our share repurchase during the first quarter of 2026 was made in a privately negotiated transaction with affiliates of Platinum. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs(1)
December 28, 2025 –January 24, 2026	—	$—	—	$75,000,000
January 25, 2026 – February 21, 2026	—	$—	—	$100,000,000
February 22, 2026 – March 28, 2026	3,511,235	$21.36	3,511,235	$25,000,000
Total	3,511,235		3,511,235
(1)On January 28, 2026, the board of directors terminated the existing stock repurchase program, whereby from time to time, we were authorized to repurchase up to $75 million of Common Stock in connection with one or more secondary public offerings by an affiliate of Platinum. Also on January 28, 2026, the board of directors approved the new Stock Repurchase Program whereby, from time to time, we may repurchase up to $100 million of Common Stock in connection with one or more secondary public offerings by affiliates of Platinum, when an independent committee of the board of directors deems such repurchases are appropriate. Such repurchase authority under the Stock Repurchase Program expires on January 28, 2027 (“Repurchase Term”). On March 9, 2026, in connection with a privately negotiated transaction, we repurchased directly from affiliates of Platinum an aggregate number of shares of Common Stock equal to $75 million as part of our Stock Repurchase Program for a price per share equal to $21.36. On April 30, 2026, we announced that our board of directors approved an increase to the aggregate amount of Common Stock the Company may repurchase in connection with one or more secondary public offerings by an affiliate of Platinum under the Stock Repurchase Program from $100 million to $175 million, leaving $100 million available to repurchase for the remainder of the Repurchase Term.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
Trading Arrangements
On March 13, 2026, Augusto Aragone, our Executive Vice President, Secretary and General Counsel, adopted a trading arrangement for the sale of our Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Aragone’s Rule 10b5-1 trading arrangement provides for the sale of up to 60,000 shares of Common Stock until December 31, 2026 pursuant to the terms of the plan.
During the Thirteen Weeks Ended March 28, 2026, none of our other directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: April 30, 2026
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)