Form 10-Q
period 2026-06-27
Ingram Micro Holding Corp
filed 2026-07-30
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of July 23, 2026 was 230,661,904.

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
•the effect of various political, geopolitical and macroeconomic issues and developments, including changes in tariffs or global trade policies and the related uncertainties associated with such developments, import/export and licensing restrictions, military conflicts, and our ability to comply with laws and regulations we are subject to, both in the United States and internationally;
•our financing efforts, payments of dividends and stock repurchases;
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

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$808,973	$1,864,724
Trade accounts receivable (less allowances of $192,895 and $169,165, respectively)	10,677,127	10,546,550
Inventory	6,020,050	4,970,113
Other current assets	1,020,961	859,252
Total current assets	18,527,111	18,240,639
Property and equipment, net	527,970	531,896
Operating lease right-of-use assets	390,728	403,224
Goodwill	850,788	854,749
Intangible assets, net	662,825	711,809
Other assets	566,611	502,067
Total assets	$21,526,033	$21,244,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,795,070	$11,963,324
Accrued expenses and other	1,027,246	1,163,587
Short-term debt and current maturities of long-term debt	1,236,764	449,583
Short-term operating lease liabilities	102,657	104,468
Total current liabilities	14,161,737	13,680,962
Long-term debt, less current maturities	2,558,665	2,749,781
Long-term operating lease liabilities, net of current portion	344,076	354,894
Other liabilities	181,533	210,329
Total liabilities	17,246,011	16,995,966
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at June 27, 2026 and December 27, 2025, and 235,373,307 and 235,073,327 shares issued at June 27, 2026 and December 27, 2025, respectively	2,354	2,351
Additional paid-in capital	2,942,553	2,921,952
Treasury stock, at cost, 4,713,158 and 0 shares as of June 27, 2026 and December 27, 2025, respectively	(105,000)	—
Retained earnings	1,752,719	1,587,330
Accumulated other comprehensive loss	(312,604)	(263,215)
Total stockholders’ equity	4,280,022	4,248,418
Total liabilities and stockholders’ equity	$21,526,033	$21,244,384

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$14,531,069	$12,793,956	$28,494,050	$25,074,799
Cost of sales	13,572,390	11,954,797	26,609,355	23,406,878
Gross profit	958,679	839,159	1,884,695	1,667,921
Operating expenses:
Selling, general and administrative	714,419	696,322	1,408,060	1,322,287
Restructuring costs	8,290	21	17,750	1,954
Total operating expenses	722,709	696,343	1,425,810	1,324,241
Income from operations	235,970	142,816	458,885	343,680
Other (income) expense:
Interest income	(14,897)	(10,065)	(25,142)	(23,883)
Interest expense	76,253	72,884	146,789	147,773
Net foreign currency exchange loss	11,716	20,611	11,414	44,328
Other expense (income)	5,355	(499)	27,672	15,174
Total other (income) expense	78,427	82,931	160,733	183,392
Income before income taxes	157,543	59,885	298,152	160,288
Provision for income taxes	46,677	22,059	88,416	53,273
Net income	$110,866	$37,826	$209,736	$107,015
Basic earnings per share	$0.48	$0.16	$0.90	$0.46
Diluted earnings per share	$0.48	$0.16	$0.90	$0.46

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$110,866	$37,826	$209,736	$107,015
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,973	164,235	(49,389)	238,658
Other	—	8	—	(163)
Other comprehensive income (loss), net of tax	11,973	164,243	(49,389)	238,495
Comprehensive income	$122,839	$202,069	$160,347	$345,510

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended June 27, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at March 28, 2026	235,157,769	$2,352	$2,934,140	3,511,235	$(75,000)	$1,667,205	$(324,577)	$4,204,120
Dividends declared	—	—	—	—	—	(25,352)	—	(25,352)
Net income	—	—	—	—	—	110,866	—	110,866
Stock-based compensation expense	—	—	11,009	—	—	—	—	11,009
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	215,538	2	(2,596)	—	—	—	—	(2,594)
Repurchase of Common Stock	—	—	—	1,201,923	(30,000)	—	—	(30,000)
Foreign currency translation adjustment	—	—	—	—	—	—	11,973	11,973
Balance at June 27, 2026	235,373,307	$2,354	$2,942,553	4,713,158	$(105,000)	$1,752,719	$(312,604)	$4,280,022

	Twenty-Six Weeks Ended June 27, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at December 27, 2025	235,073,327	$2,351	$2,921,952	—	$—	$1,587,330	$(263,215)	$4,248,418
Dividends declared	—	—	—	—	—	(44,347)	—	(44,347)
Net income	—	—	—	—	—	209,736	—	209,736
Stock-based compensation expense	—	—	24,211	—	—	—	—	24,211
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	299,980	3	(3,610)	—	—	—	—	(3,607)
Repurchase of Common Stock	—	—	—	4,713,158	(105,000)	—	—	(105,000)
Foreign currency translation adjustment	—	—	—	—	—	—	(49,389)	(49,389)
Balance at June 27, 2026	235,373,307	$2,354	$2,942,553	4,713,158	$(105,000)	$1,752,719	$(312,604)	$4,280,022

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

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$209,736	$107,015
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	98,965	97,981
Stock-based compensation	24,211	9,089
Non-cash charges for interest and bond discount amortization	9,535	9,352
Amortization of lease right-of-use asset	65,194	62,065
Deferred income taxes	(29,057)	(26,854)
(Gain) loss on foreign exchange	(15,884)	45,493
Loss on write-down of assets held-for-sale	—	32,757
Other	9,673	(4,896)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(277,523)	463,238
Inventory	(1,108,621)	(623,888)
Other assets	(206,353)	(187,387)
Accounts payable	50,605	(132,604)
Change in book overdrafts	(135,055)	(184,060)
Operating lease liabilities	(61,635)	(87,639)
Accrued expenses and other	(144,885)	(78,052)
Cash used in operating activities	(1,511,094)	(498,390)
Cash flows from investing activities:
Capital expenditures	(69,223)	(64,961)
Proceeds from deferred purchase price of factored receivables	90,629	141,445
Issuance of notes receivable	(12,375)	(12,501)
Proceeds from notes receivable	15,134	20,510
Proceeds from sale of equity investments	—	20,805
Other	10,751	11,420
Cash provided by investing activities	34,916	116,718
Cash flows from financing activities:
Dividends paid to stockholders	(38,352)	(40,828)
Change in unremitted cash collections from servicing factored receivables	(2,218)	(3,587)
Repurchase of Common Stock	(105,000)	—
Repayment of Term Loans	(200,000)	(125,000)
Gross proceeds from other debt	32,671	29,820
Gross repayments of other debt	(41,210)	(32,574)
Net proceeds from revolving and other credit facilities	812,823	452,161
Other	(11,155)	(7,019)
Cash provided by financing activities	447,559	272,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,394)	46,966

	Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025
Decrease in cash, cash equivalents and restricted cash	(1,031,013)	(61,733)
Cash, cash equivalents and restricted cash at beginning of period	1,864,724	918,401
Cash, cash equivalents and restricted cash at end of period	$833,711	$856,668

Supplemental disclosure of non-cash investing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$82,914	$128,961

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
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of June 27, 2026, our consolidated results of operations and comprehensive income for the Thirteen Weeks Ended June 27, 2026, Twenty-Six Weeks Ended June 27, 2026, Thirteen Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 28, 2025, and our consolidated cash flows for the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, the unaudited condensed consolidated interim financial information does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 27, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 27, 2025 (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 27, 2026 may not be indicative of the consolidated results of operations that can be expected for the full year.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory were $113,923 and $116,780 as of June 27, 2026 and December 27, 2025, respectively.
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
Book Overdrafts
Book overdrafts of $281,732 and $416,799 as of June 27, 2026 and December 27, 2025, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 27, 2026 and December 27, 2025, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At June 27, 2026 and December 27, 2025, there were $30,860 and $40,038, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the payments from customers on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At June 27, 2026 and December 27, 2025, we recorded unremitted cash within accrued expenses and other of $4,235 and $6,618, respectively.
At June 27, 2026 and December 27, 2025, we had a total of $947,400 and $936,934, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $12,426 and $8,541 were incurred for the Thirteen Weeks Ended June 27, 2026 and Thirteen Weeks Ended June 28, 2025, respectively, and $22,583 and $17,192 were incurred for the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in other within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregated to $7,350 and $7,908 as of June 27, 2026 and December 27, 2025, respectively, and are classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Stock Repurchase Program
On January 28, 2026, our board of directors approved the share repurchase plan (the “Stock Repurchase Program”) whereby, from time to time, we may repurchase up to $100 million of Common Stock, par value $0.01 per share (“Common Stock”), in connection with one or more secondary public offerings by affiliates of Platinum, when an independent committee of the board of directors deems such repurchases are appropriate. The repurchase authority under the Stock Repurchase Program expires on January 28, 2027. On April 30, 2026, we announced that our board of directors approved an increase to the aggregate amount of Common Stock the Company may repurchase in connection with one or more secondary public offerings by an affiliate of Platinum under the Stock Repurchase Program from $100 million to $175 million.
We repurchased the following Common Stock shares, which are held at cost in treasury, during the Twenty-Six Weeks Ended June 27, 2026:

Date of Share Repurchase	Shares Repurchased	Average Price Paid per Share	Total Amount Paid
March 9, 2026	3,511,235	$21.36	$75,000
May 7, 2026	1,201,923	$24.96	30,000
	4,713,158		$105,000
Our share repurchase during the first quarter of 2026 was made in a privately negotiated transaction with affiliates of Platinum. As of June 27, 2026, we had $70,000 available for future repurchases of our Common Stock under the Stock Repurchase Program.
Dividends Paid to Stockholders
The following tables present the dividends paid to stockholders for the Thirteen Weeks Ended March 28, 2026, Thirteen Weeks Ended June 27, 2026, Twenty-Six Weeks Ended June 27, 2026, Thirteen Weeks Ended March 29, 2025, Thirteen Weeks Ended June 28, 2025 and Twenty-Six Weeks Ended June 28, 2025, on the Company’s Common Stock:

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 28, 2026	$0.082	$18,995
Thirteen Weeks Ended June 27, 2026	0.084	19,357
Twenty-Six Weeks Ended June 27, 2026	$0.166	$38,352

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 29, 2025	$0.074	$17,377
Thirteen Weeks Ended June 28, 2025	0.076	17,848
Twenty-Six Weeks Ended June 28, 2025	$0.150	$35,225
We also declared dividends of $5,995 and $5,603 to the Aptec Saudi minority interest stockholders of record for the Thirteen and Twenty-Six Weeks Ended June 27, 2026, and June 28, 2025, respectively and paid cash dividends of $5,603 for the Thirteen and Twenty-Six Weeks Ended June 28, 2025.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. There have been no material changes to our supplier finance programs from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in our Annual Report. At June 27, 2026 and December 27, 2025, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,590,596 and $3,073,325, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were no outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025.
Notes Receivable
From time to time, we may provide loans to our customers to meet certain strategic objectives. These amounts are presented within “other current assets” and “other assets” on our Condensed Consolidated Balance Sheets with the associated cash flows presented within investing activities on our Condensed Consolidated Statements of Cash Flows.
Restricted Cash
Restricted cash represents cash and cash equivalents that are subject to contractual, legal, or regulatory restrictions that limit our ability to use such amounts for general operating purposes. Amounts recorded as restricted cash within other current assets and other assets on the Condensed Consolidated Balance Sheets were $11,271 and $13,467, respectively, as of June 27, 2026.
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
In connection with our IPO, our board of directors adopted, and our stockholders approved, the 2024 Stock Incentive Plan (the “2024 Plan”) as more fully described in Note 2, “Significant Accounting Policies” to the Consolidated Financial Statements included in our Annual Report. Subsequent to the IPO, we began granting time-vesting restricted stock units that vest over a time period of three years, and the performance-vesting restricted stock units that vest upon the achievement of certain performance targets measured after a time period of three years. The fair value of each award is determined based on the closing stock price at the date of grant, reduced by the present value of estimated dividends over the vesting period. We recognize the compensation costs over the requisite service period of the award, which is the vesting term of the outstanding award, and we account for forfeitures as they occur.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards
Non-vested at December 27, 2025	40,268,772
Vested	(16,526,968)
Forfeited	(6,700,253)
Non-vested at June 27, 2026	17,041,551

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Compensation expense - cash awards	$2,629	$5,475	$2,798	$9,968
Related income tax benefit	$657	$1,369	$699	$2,492
As of June 27, 2026, the unrecognized compensation costs related to the cash awards were $6,939. We expect these costs to be recognized over a remaining weighted-average period of approximately 0.9 years.
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	2,090,308	$20.03
Granted	1,287,133	27.40
Vested	(434,831)	19.03
Forfeited	(151,694)	20.55
Non-vested at June 27, 2026	2,790,916	$23.56

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Compensation expense	$7,622	$5,091	$18,828	$7,589
Related income tax benefit	$2,222	$956	$3,326	$1,268
As of June 27, 2026, the unrecognized compensation costs related to the time-vesting restricted stock units were $46,436. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.5 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	3,666,980	$17.93
Granted	1,181,512	26.97
Forfeited	(320,272)	17.81
Non-vested at June 27, 2026	4,528,220	$20.30

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Compensation expense	$3,387	$1,234	$5,383	$1,500
Related income tax benefit	$363	$168	$572	$196
As of June 27, 2026, the unrecognized compensation costs related to the performance-vesting restricted stock units were $43,847. We expect these costs to be recognized over a remaining weighted-average period of approximately 2.3 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At June 27, 2026 and December 27, 2025, we had no derivatives that were designated as hedging instruments.
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	June 27, 2026	December 27, 2025	June 27, 2026	December 27, 2025
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$347,570	$114,908	$4,139	$1,245
Other(2)	1,265	1,265	14,603	12,938
Accrued expenses and other
Foreign exchange contracts	428,275	652,428	(4,446)	(6,692)
Total	$777,110	$768,601	$14,296	$7,491
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Derivative instruments not qualifying as cash flow hedges:	Location of gain in income
Net gain recognized in earnings	Net foreign currency exchange loss	$(16,861)	$(10,272)	$(18,568)	$(26,996)
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
As of June 27, 2026, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	June 27, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$18,742	$—	$18,742	$—
Investments held in Rabbi Trust	88,787	88,787	—	—
Total assets at fair value	$107,529	$88,787	$18,742	$—

Liabilities:
Derivative liabilities	$4,446	$—	$4,446	$—
Total liabilities at fair value	$4,446	$—	$4,446	$—

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
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	June 27, 2026
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,957,500	$—	$1,957,500	$—	$1,980,295
Term loan credit facility	601,900	—	601,900	—	567,423
	$2,559,400	$—	$2,559,400	$—	$2,547,718

	December 27, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,962,500	$—	$1,962,500	$—	$1,976,786
Term loan credit facility	805,910	—	805,910	—	764,849
	$2,768,410	$—	$2,768,410	$—	$2,741,635

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 6 – Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 11 years, with the predominant amounts having lives of 8 to 11 years.
Intangible assets consist of the following:

	June 27, 2026			December 27, 2025
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$600,320	$(250,471)	$349,849	$605,517	$(227,275)	$378,242
Tradename and trademarks	425,120	(141,826)	283,294	429,186	(128,852)	300,334
Software and developed technology	4,118	(1,887)	2,231	4,118	(1,630)	2,488
Others	40,324	(12,873)	27,451	40,510	(9,765)	30,745
Total	$1,069,882	$(407,057)	$662,825	$1,079,331	$(367,522)	$711,809
Amortization expense was $21,659 and $21,867 for the Thirteen Weeks Ended June 27, 2026 and Thirteen Weeks Ended June 28, 2025, respectively and $43,343 and $43,297 for the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025, respectively.
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	June 27, 2026	December 27, 2025
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $19,705 and $23,214, respectively	$1,980,295	$1,976,786
Term loan credit facility, net of unamortized discount of $9,856 and $10,592, respectively, and unamortized deferred financing costs of $24,621 and $26,459, respectively	567,423	764,849
ABL revolving credit facility	550,000	—
Revolving trade accounts receivable-backed financing programs	279,437	353,100
Lines of credit and other debt(1)	418,274	104,629
Total debt	3,795,429	3,199,364
Short-term debt and current maturities of long-term debt	(1,236,764)	(449,583)
Total long-term debt	$2,558,665	$2,749,781
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In the second half of 2025, we implemented further organizational and staffing changes, which continued into 2026, resulting in charges totaling $31,228, inclusive of $17,750 recognized during the Twenty-Six Weeks Ended June 27, 2026 and amounts recognized in the third and fourth quarters of 2025. The charges during the Twenty-Six Weeks Ended June 27, 2026 primarily relate to restructuring actions taken that impacted certain back office and operational functions as well as certain operational facilities.
There were no material restructuring costs in the Thirteen Weeks Ended June 28, 2025. The following tables summarize the restructuring costs incurred in the Thirteen Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 27, 2026, and June 28, 2025:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended June 27, 2026
North America		$1,652	$—	$1,652
EMEA		6,086	21	6,107
Asia-Pacific		278	—	278
Latin America		253	—	253
Total	253	$8,269	$21	$8,290

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Twenty-Six Weeks Ended June 27, 2026
North America		$6,894	$77	$6,971
EMEA		8,149	21	8,170
Asia-Pacific		1,914	—	1,914
Latin America		695	—	695
Total	574	$17,652	$98	$17,750

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Twenty-Six Weeks Ended June 28, 2025
North America		$714	$245	$959
EMEA		478	517	995
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	70	$1,192	$762	$1,954

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2025 and 2024 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Twenty-Six Weeks Ended June 27, 2026
Employee termination benefits	$5,991	$17,652	$(11,951)	$(221)	$11,471
Facility and other costs	71	98	(123)	—	46
Total	$6,062	$17,750	$(12,074)	$(221)	$11,517
The remaining liability of $11,517 will be substantially paid by the second quarter of 2027.
Note 9 – Income Taxes
For the Thirteen Weeks Ended June 27, 2026, and Thirteen Weeks Ended June 28, 2025, our effective tax rate was 29.6% and 36.8%, respectively. For the Twenty-Six Weeks Ended June 27, 2026, and Twenty-Six Weeks Ended June 28, 2025, our effective tax rate was 29.7% and 33.2%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended June 27, 2026, included $5,731 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended June 28, 2025, included $4,721 of tax expense, or 7.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business.
The tax provision for the Twenty-Six Weeks Ended June 27, 2026, included $10,849 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Twenty-Six Weeks Ended June 28, 2025, included $7,819 of tax expense, or 4.9 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business.
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
At June 27, 2026, we had gross unrecognized tax benefits of $17,532 compared to $16,522 at December 27, 2025. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $10,142 and $9,942 at June 27, 2026, and December 27, 2025, respectively.
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
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 43,003 ($8,318 at June 27, 2026 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 806,579 ($156,025 at June 27, 2026 exchange rates) in principal and associated penalties, interest and fines.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products, which was subsequently reduced in October 2022 to €19,500 and fully paid by Ingram Micro France in November 2022. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” The “Cour de Cassation” dismissed all the appeals filed by the parties in May 2026, and upheld the decision issued by the Court of Appeals. Accordingly, the Court of Appeal’s €19,500 judgment is final, and the payment made by Ingram Micro France in 2022 to the French Treasury satisfied that obligation. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($108,205 at June 27, 2026 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. A final hearing was held in June 2024, and on November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation. The plaintiff appealed the decision on December 23, 2024. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
In January 2021, we first learned through external sources that in June 2019, the Court of Additional Chief Metropolitan Magistrate (Special Acts), Central District, Tis Hazari in New Delhi (the “New Delhi Court”) issued a summoning order naming Ingram Micro India Ltd. (“IMIL”) as one of 40 legal entity defendants in a criminal complaint. IMIL is accused by the Serious Fraud Office of cheating and criminal conspiracy based on four payments it made over 16 years ago at the request of a certain vendor. In February 2021, we requested relevant documentation pertaining to these charges to assess IMIL’s legal position. IMIL has vigorously contested the charges as we believe the charges to be meritless and in December 2021 filed a motion to dismiss.
We may be subject to unasserted claims related to non-income-based tax and indirect tax related matters. As of June 27, 2026, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $402. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.

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
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales
North America	$5,280,152	$4,982,224	$10,278,531	$9,416,775
EMEA	3,746,319	3,479,414	7,652,573	6,904,151
Asia-Pacific	4,420,853	3,478,838	8,526,730	7,097,020
Latin America	1,083,745	853,480	2,036,216	1,656,853
Total	$14,531,069	$12,793,956	$28,494,050	$25,074,799

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Significant segment expenses
Cost of sales
North America	$4,916,964	$4,635,787	$9,543,998	$8,717,727
EMEA	3,460,377	3,214,261	7,080,434	6,383,746
Asia-Pacific	4,223,104	3,332,841	8,160,106	6,808,610
Latin America	971,945	771,908	1,824,817	1,496,795
Total	$13,572,390	$11,954,797	$26,609,355	$23,406,878
Compensation
North America	$202,997	$215,061	$394,402	$422,254
EMEA	148,613	137,416	294,141	265,466
Asia-Pacific	57,407	52,969	111,395	103,716
Latin America	40,146	32,698	77,844	64,443
Total	$449,163	$438,144	$877,782	$855,879
Depreciation costs
North America	$21,988	$21,739	$44,140	$42,336
EMEA	3,143	3,830	6,324	7,344
Asia-Pacific	1,280	1,463	2,682	2,988
Latin America	1,205	1,051	2,476	2,016
Total	$27,616	$28,083	$55,622	$54,684
Intangible asset amortization
North America	$10,037	$10,529	$20,077	$21,043
EMEA	6,445	6,234	12,899	12,096
Asia-Pacific	4,295	4,307	8,604	8,584
Latin America	882	797	1,763	1,574
Total	$21,659	$21,867	$43,343	$43,297
Other departmental operating expenses (a)
North America	$68,376	$51,034	$141,010	$101,792
EMEA	44,316	41,738	89,827	81,487
Asia-Pacific	19,186	25,819	39,103	45,537
Latin America	16,961	12,343	32,794	25,688
Total	$148,839	$130,934	$302,734	$254,504
Integration and transition costs (b)
North America	$69	$33,338	$79	$35,177
EMEA	101	40	444	356
Asia-Pacific	1,089	38	1,095	125
Latin America	195	9	274	11
Total	$1,454	$33,425	$1,892	$35,669
Other segment items (c)
North America	$(13,810)	$(18,109)	$(21,208)	$(40,781)
EMEA	28,745	20,181	51,652	40,694
Asia-Pacific	20,512	17,767	44,460	37,493
Latin America	11,885	9,553	21,683	18,235
Total	$47,332	$29,392	$96,587	$55,641

Total segment expenses	$14,268,453	$12,636,642	$27,987,315	$24,706,552

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Income from operations
North America	$73,531	$32,845	$156,033	$117,227
EMEA	54,579	55,714	116,852	112,962
Asia-Pacific	93,980	43,634	159,285	89,967
Latin America	40,526	25,121	74,565	48,091
Segment profit	$262,616	$157,314	$506,735	$368,247

Reconciliation of segment profit to income before income taxes
Corporate	$(13,008)	$(2,698)	$(20,841)	$(5,510)
Cash-based compensation	(2,629)	(5,475)	(2,798)	(9,968)
Stock-based compensation	(11,009)	(6,325)	(24,211)	(9,089)
Other (income) expense
Interest income	$(14,897)	$(10,065)	$(25,142)	$(23,883)
Interest expense	76,253	72,884	146,789	147,773
Net foreign currency exchange loss	11,716	20,611	11,414	44,328
Other expense (income)	5,355	(499)	27,672	15,174

Income before income taxes	$157,543	$59,885	$298,152	$160,288
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic earnings per share:
Net income attributable to common stockholders	$110,866	$37,826	$209,736	$107,015
Weighted-average number of common shares - basic	231,453,888	234,838,391	232,928,218	234,831,986
Basic earnings per share	$0.48	$0.16	$0.90	$0.46

Diluted earnings per share:
Net income attributable to common stockholders	$110,866	$37,826	$209,736	$107,015

Weighted-average number of common shares - basic	231,453,888	234,838,391	232,928,218	234,831,986
Effect of dilutive securities
Restricted stock units	779,306	90,280	634,760	102,728
Weighted-average number of common shares - diluted	232,233,194	234,928,671	233,562,978	234,934,714

Diluted earnings per share	$0.48	$0.16	$0.90	$0.46

Anti-dilutive shares excluded from diluted earnings per share calculation	193,975	535,738	117,583	267,869
Note 13 - Subsequent Events
In July 2026, we amended our revolving trade accounts receivable-backed financing program in Europe to extend the maturity date from October 2026 to July 2031.
On July 30, 2026, we announced that our board of directors had declared a cash dividend on our Common Stock of $0.086 per share. The dividend is payable on August 25, 2026, to stockholders of record as of August 11, 2026.

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
Presentation
Net Sales
We are one of the largest distributors, based on revenues, of technology hardware, software and services worldwide, including a leading global presence in cloud. We offer a broad range of IT products and services to help generate demand and create efficiencies for our customers and suppliers around the world. We serve as an integral link in the global technology value chain, driving sales and profitability for the world’s leading technology companies, resellers, mobile network operators and other customers. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general.
As our international operations constitute a significant portion of our consolidated net sales, they are subject to fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing our financial performance, we exclude the effect of foreign currency fluctuations for certain periods by comparing the percent change to the prior period in net sales and other key metrics on a constant currency basis. These key metrics on a constant currency basis are not accounting principles generally accepted in the United States of America (“U.S. GAAP”) financial measures. Amounts presented on a constant currency basis remove the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries by translating the current period amounts into U.S. dollars using the same foreign currency exchange rates that were used to translate the amounts for the previous comparable period.
Gross Margin
The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin. Historically, our margins have also been impacted by pressures from price competition and fluctuations in average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors and time periods qualifying for price protection. Tariffs, customs/duties and other similar charges on products are typically passed through in our pricing upon sale. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. Likewise, in times of heavy demand or when supply constraints become significant, prices for certain technology products will tend to increase. To manage our profitability, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor engagement programs. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as enterprise computing, data center and automatic identification and DC / POS. Additionally, we continue to expand our capabilities in what we believe are faster-growing and higher-margin service-oriented businesses, including cloud and hybrid cloud/on-premise solutions.

Selling, General and Administrative (“SG&A”) Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. On an ongoing basis, we regularly look to optimize and drive efficiencies throughout our operations, which includes the use of a temporary workforce to address staffing needs, particularly in our warehouse operations where demand levels are more impactful on workloads. SG&A expenses also include the cost of investment in certain initiatives to accelerate growth and profitability and optimize our operations. We continue to increase our presence in cloud which generally has higher gross margins but also requires higher automation and investment in technology. We are likewise investing in the development and deployment of our Ingram Micro XvantageTM platform to address our market opportunities and partner experience in a more automated and efficient manner. These investments include both ongoing servicing, maintenance, and incremental enhancement activities, as well as certain discrete development, implementation, and integration initiatives with defined scopes and implementation timelines. These costs are expected to be completed by the end of fiscal year 2027 and are not expected to recur.
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
Foreign Currency Translation and Remeasurement
The financial statements of our foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using (i) the exchange rate at each balance sheet date for assets and liabilities and (ii) an average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. For foreign currency remeasurement from each local currency into the appropriate functional currency, the monetary assets and liabilities of these subsidiaries are remeasured to the functional currencies at the exchange rate in effect at the applicable balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and non-monetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Condensed Consolidated Statements of Income.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended June 27, 2026 and Thirteen Weeks Ended June 28, 2025:
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
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended June 27, 2026		Thirteen Weeks Ended June 28, 2025		Amount	Percentage
North America	$5,280,152	36%	$4,982,224	39%	$297,928	6.0%
EMEA	3,746,319	26	3,479,414	27	266,905	7.7
Asia-Pacific	4,420,853	30	3,478,838	27	942,015	27.1
Latin America	1,083,745	8	853,480	7	230,265	27.0
Total	$14,531,069	100%	$12,793,956	100%	$1,737,113	13.6%

					Change Increase (Decrease)
	Thirteen Weeks Ended June 27, 2026		Thirteen Weeks Ended June 28, 2025		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$73,531	1.39%	$32,845	0.66%	$40,686	0.73%
EMEA	54,579	1.46	55,714	1.60	(1,135)	(0.14)
Asia-Pacific	93,980	2.13	43,634	1.25	50,346	0.88
Latin America	40,526	3.74	25,121	2.94	15,405	0.80
Corporate	(13,008)	—	(2,698)	—	(10,310)	—
Cash-based compensation expense	(2,629)	—	(5,475)	—	2,846	—
Stock-based compensation expense	(11,009)	—	(6,325)	—	(4,684)	—
Total	$235,970	1.62%	$142,816	1.12%	$93,154	0.50%

	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Net sales	100.00%	100.00%
Cost of sales	93.40	93.44
Gross profit	6.60	6.56
Operating expenses:
Selling, general and administrative	4.92	5.44
Restructuring costs	0.06	0.00
Income from operations	1.62	1.12
Total other (income) expense	0.54	0.65
Income before income taxes	1.08	0.47
Provision for income taxes	0.32	0.17
Net income	0.76%	0.30%
Consolidated net sales were $14,531,069 for the Thirteen Weeks Ended June 27, 2026, compared to $12,793,956 for the Thirteen Weeks Ended June 28, 2025. The 13.6% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, Client and Endpoint Solutions increased by 13%, Advanced Solutions offerings increased by 14% and Cloud-based Solutions increased by 47%. This growth was partially offset by an 8% decline in Other services. The divestiture of CloudBlue in the third quarter of 2025 had a negative 11% impact on the year-over-year comparison of net sales of Cloud-based Solutions. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 1%. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 12%, Advanced Solutions increased by 13%, Cloud-based Solutions increased by 44%, and Other services declined by 8%.
The $297,928, or 6.0%, increase in North American net sales for the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025, was primarily driven by an 8% increase in net sales of Client and Endpoint Solutions driven by growth in notebooks and desktops in the United States and Canada. Net sales of Advanced Solutions offerings increased by 3% driven by growth in net sales of storage, cybersecurity and infrastructure software in the United States. Cloud-based Solutions net sales increased by 35%. Excluding the impact of our CloudBlue divestiture, net sales of Cloud-based Solutions were up by 54% year-over-year. Net sales of Other services were flat year-over-year.
The $266,905, or 7.7%, increase in EMEA net sales for the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025, was primarily a result of a 7% increase in net sales of Client and Endpoint Solutions driven by growth in notebooks in Germany, the United Arab Emirates and the United Kingdom, as well as growth in desktops in the United Arab Emirates, Turkey and Germany. Net sales of Advanced Solutions offerings increased by 10% driven by growth in server net sales in Poland and Germany, networking in Romania and Germany, as well as cybersecurity in Saudi Arabia and Germany. Additionally, net sales of Cloud-based Solutions increased by 44%, led by growth in the United Kingdom, Germany and Spain. These results were partially offset by a 14% decrease in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 5%, Advanced Solutions offerings increased by 7% and Cloud-based Solutions increased by 42%, while Other services decreased by 15%.
The $942,015, or 27.1%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025 was driven by a 19% increase in net sales of Client and Endpoint Solutions, due to growth in mobility distribution, particularly smartphones, in India. Additionally, the region saw growth in components and desktops in China. Net sales of Advanced Solutions offerings increase by 51% driven by GPU and AI-infrastructure product sets in China. Net sales of Cloud-based Solutions increased by 87% driven by growth in India, Australia and Singapore. Net sales of Other services decreased by 9% in the region. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 20%, Cloud-based Solutions increased by 85% and Advanced Solutions offerings increased by 50%, while Other services decreased by 7%.

The $230,265, or 27.0%, increase in Latin American net sales for the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025 was primarily driven by a 32% increase in net sales of Client and Endpoint Solutions, due to growth in notebooks in Miami Export, Peru and Chile, as well as growth in desktops in Mexico, Peru and Colombia. Net sales of Advanced Solutions offerings increased by 9%, led by growth in DC/POS in Brazil and networking in Peru. Net sales of Cloud-based Solutions increased by 71% year-over-year driven by growth in Brazil, while net sales of Other services increased by 57% year-over-year. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 8% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 25%, Cloud-based Solutions increased by 54% and Other services increased by 40%, while net sales of Advanced Solutions were flat.
Gross profit was $958,679 for the Thirteen Weeks Ended June 27, 2026, compared to $839,159 for the Thirteen Weeks Ended June 28, 2025. Gross margin increased by 4 basis points in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The increase in gross margin was largely driven by the prior year impact of a write-down of $10,480 recorded in cost of sales in the Thirteen Weeks Ended June 28, 2025 in connection with the held-for-sale accounting for the sale of a group of assets related to non-core operations in our North America region, which negatively impacted the prior year period gross margin by 8 basis points. This was partially offset by a shift in sales mix towards lower-margin AI-infrastructure products in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 5 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses increased $18,097, but decreased by 52 basis points of net sales in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. The increase in SG&A dollars was driven by an increase in compensation and headcount expenses of $11,020, an increase in Corporate costs of $10,310, an increase in bad debt expense of $10,257, an increase in other miscellaneous expenses of $6,946, an increase in professional and outside service costs of $6,412 and an increase in stock-based compensation expense of $4,684. These were partially offset by a decrease in integration and transition costs of $31,972, which relates primarily to the previously noted held-for-sale accounting on non-core businesses in North America. The decrease in SG&A expense as a percentage of net sales is a function of the improved leverage on operating expenses across the year-over-year sales increase, resulting from cost reductions taken over the past year and operating efficiencies from automation under our XvantageTM platform. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 8 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirteen Weeks Ended June 27, 2026, we incurred $8,290, or 6 basis points of net sales, of restructuring costs that primarily related to restructuring actions taken that impacted certain back office and operational functions as well as certain operational facilities primarily in our EMEA and North America regions. See Note 8 “Restructuring Costs” to our unaudited condensed consolidated financial statements for further information regarding the restructuring activities.
Income from operations was $235,970, or 1.62% of net sales, in the Thirteen Weeks Ended June 27, 2026, compared to $142,816, or 1.12% of net sales, in the Thirteen Weeks Ended June 28, 2025. The comparison of income from operations margin was favorably impacted by the prior year write-downs related to held-for-sale accounting for the sale of our CloudBlue operations and another non-core business in our North America region, which reduced income from operations by $43,237 and operating margin by 34 basis points in the Thirteen Weeks Ended June 28, 2025. Additionally, income from operations margin was positively impacted by the improved leverage of SG&A expenses as a percentage of net sales, as described above. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 73 basis points in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. The comparison benefited from the impact in the prior year period of write-downs relating to held-for-sale accounting of our CloudBlue operations and another non-core business described above, which had a negative impact of 87 basis points to the region’s income from operations in the Thirteen Weeks Ended June 28, 2025. The region also saw a 47 basis point reduction in compensation and headcount expenses largely as a result of the restructuring initiatives taken in the current and prior year. This benefit was partially offset by a decline in gross margin due to a shift in sales mix towards our lower-margin Client and Endpoint Solutions in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025, as well as a 9 basis point increase in professional and outside service costs and a 9 basis point increase in other miscellaneous expenses.

Our EMEA income from operations margin decreased 14 basis points in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. This decrease was driven by an increase in expenses as a percentage of net sales in the region, including a 16 basis point increase in restructuring costs and a 7 basis point increase in bad debt expense. These were partially offset by a 3 basis point reduction in depreciation expense and a 2 basis point reduction in repair and maintenance expenses. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 88 basis points in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025. This increase was primarily driven by a reduction in SG&A expenses as a percentage of net sales in the region including a 22 basis point reduction in compensation and headcount expenses as well as a 21 basis point reduction in legal claims and settlement expenses. The region also saw a net positive impact of 28 basis points from higher gross margin achievement across all product categories, driven particularly by growth in our higher-margin Cloud-based Solutions category as described above. These factors were partially offset by a 7 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 3 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 80 basis points in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025, primarily as a result of an increase in gross margin across all product categories, with particular income from operations margin impact coming from our higher-margin Cloud-based Solutions as a result of the increase in net sales within this category as described above. These factors combined to yield a net positive impact of 76 basis points on the region’s income from operations margin. The region also benefited from a reduction in SG&A expenses as a percentage of net sales due to improved leverage on operating expenses as net sales increased from the prior year including a 29 basis point reduction in rental and occupancy costs as well as a 13 basis point reduction in compensation and headcount expenses. These factors were partially offset by an 18 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 9 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended June 27, 2026, Corporate costs included $11,627 of costs primarily related to the write-off of assets following the discontinuation of a project, $1,122 of costs incurred for external services and other expenses relating to the July 2025 ransomware incident and $140 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Thirteen Weeks Ended June 28, 2025, Corporate costs included $1,293 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the sale of a substantial portion of our Commercial & Lifecycle Services (the “CLS Sale”) in 2022, as well as $458 of costs associated with retention bonuses.
Cash-based compensation expense decreased by $2,846 in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025 due to the transition to stock-based compensation for certain employees subsequent to our initial public offering in October 2024 (the “IPO”).
Stock-based compensation expense increased by $4,684 in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025, primarily due to the transition from cash-based awards to equity-based awards following the Company’s IPO, resulting in a greater amount of equity awards outstanding during the Thirteen Weeks Ended June 27, 2026 (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $78,427 in the Thirteen Weeks Ended June 27, 2026 compared to $82,931 in the Thirteen Weeks Ended June 28, 2025. The year-over-year variance was largely a result of a variance in net foreign exchange loss, which was $11,716 in the Thirteen Weeks Ended June 27, 2026 compared to a loss of $20,611 in the Thirteen Weeks Ended June 28, 2025, driven primarily by the relatively favorable movement of the U.S. dollar, particularly against the euro and Mexican peso. Additionally, interest income increased by $4,832. These factors were partially offset by a lower equity fair value gain of $5,175, recorded in other expense (income), in the Thirteen Weeks Ended June 27, 2026 compared to the Thirteen Weeks Ended June 28, 2025.
We recorded an income tax provision of $46,677, or an effective tax rate of 29.6%, in the Thirteen Weeks Ended June 27, 2026, compared to $22,059, or an effective tax rate of 36.8% in the Thirteen Weeks Ended June 28, 2025. The tax provision for the Thirteen Weeks Ended June 27, 2026, included $5,731 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirteen Weeks Ended June 28, 2025, this same withholding tax impact was $4,721 of tax expense, or 7.9 percentage points of the effective tax rate.

Results of Operations for the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025:
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Twenty-Six Weeks Ended June 27, 2026		Twenty-Six Weeks Ended June 28, 2025		Amount	Percentage
North America	$10,278,531	36%	$9,416,775	37%	$861,756	9.2%
EMEA	7,652,573	27	6,904,151	28	748,422	10.8
Asia-Pacific	8,526,730	30	7,097,020	28	1,429,710	20.1
Latin America	2,036,216	7	1,656,853	7	379,363	22.9
Total	$28,494,050	100%	$25,074,799	100%	$3,419,251	13.6%

					Change Increase (Decrease)
	Twenty-Six Weeks Ended June 27, 2026		Twenty-Six Weeks Ended June 28, 2025		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$156,033	1.52%	$117,227	1.24%	$38,806	0.28%
EMEA	116,852	1.53	112,962	1.64	3,890	(0.11)
Asia-Pacific	159,285	1.87	89,967	1.27	69,318	0.60
Latin America	74,565	3.66	48,091	2.90	26,474	0.76
Corporate	(20,841)	—	(5,510)	—	(15,331)	—
Cash-based compensation expense	(2,798)	—	(9,968)	—	7,170	—
Stock-based compensation expense	(24,211)	—	(9,089)	—	(15,122)	—
Total	$458,885	1.61%	$343,680	1.37%	$115,205	0.24%

	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Net sales	100.00%	100.00%
Cost of sales	93.39	93.35
Gross profit	6.61	6.65
Operating expenses:
Selling, general and administrative	4.94	5.27
Restructuring costs	0.06	0.01
Income from operations	1.61	1.37
Total other (income) expense	0.56	0.73
Income before income taxes	1.05	0.64
Provision for income taxes	0.31	0.21
Net income	0.74%	0.43%

Consolidated net sales were $28,494,050 for the Twenty-Six Weeks Ended June 27, 2026, compared to $25,074,799 for the Twenty-Six Weeks Ended June 28, 2025. The 13.6% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, Client and Endpoint Solutions increased by 12%, Advanced Solutions offerings increased by 16% and Cloud-based Solutions increased by 38%. This growth was partially offset by a 6% decline in Other services. The divestiture of CloudBlue in the third quarter of 2025 had a negative 10% impact on the year-over-year comparison of net sales of Cloud-based Solutions. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 2%. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 10%, Advanced Solutions increased by 14%, and Cloud-based Solutions increased by 34%, while Other services declined by 9%.
The $861,756, or 9.2%, increase in North American net sales for the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025, was primarily driven by a 16% increase in net sales of Advanced Solutions offerings driven by growth in storage net sales in the United States. Net sales of Client and Endpoint Solutions increased by 4% driven by notebooks in the United States. Cloud-based Solutions net sales increased by 32%. Excluding the impact of our CloudBlue divestiture, net sales of Cloud-based Solutions were up by 49% year-over-year. Other services net sales declined by 1% year-over-year.
The $748,422, or 10.8%, increase in EMEA net sales for the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025, was primarily driven by an 11% increase in net sales of Client and Endpoint Solutions driven by growth in notebooks in Germany, France and the United Kingdom, as well as growth in desktops in Turkey, France and Poland. Net sales of Advanced Solutions offerings increased by 12% driven by growth in networking in Turkey, Saudi Arabia, the United Kingdom and Poland, as well as growth in server net sales in Germany, Poland, France and Spain. Additionally, net sales of Cloud-based Solutions increased by 37%, led by growth in the United Kingdom, Germany and Spain. These results were partially offset by an 11% decrease in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 6% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 4%, Advanced Solutions offerings increased by 6% and Cloud-based Solutions increased by 30%, while Other services decreased by 15%.
The $1,429,710, or 20.1%, increase in Asia-Pacific net sales for the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025 was driven by a 19% increase in net sales of Client and Endpoint Solutions, due to growth in components and desktops in China as well as growth in notebooks in India and Australia. Net sales of Advanced Solutions offerings increased by 23% driven by GPU and AI-infrastructure product sets in China. Net sales of Cloud-based Solutions increased by 51% driven by growth in India, Australia, Hong Kong and Singapore. These results were partially offset by a 3% decrease in net sales of Other services in the region. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s net sales.
The $379,363, or 22.9%, increase in Latin American net sales for the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025 was primarily driven by a 26% increase in net sales of Client and Endpoint Solutions, due to growth in notebooks in Miami Export, Peru and Mexico, growth in mobility distribution in Chile, as well as growth in desktops in Mexico. Net sales of Advanced Solutions offerings increased by 12%, led by growth in DC/POS in Brazil, as well as networking and cybersecurity in Peru. Net sales of Cloud-based Solutions increased by 60% year-over-year driven by growth in Brazil, and net sales of Other services increased by 23% compared to the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 8% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 18%, Advanced Solutions increased by 3%, Cloud-based Solutions increased by 44% and Other services increased by 10%.
Gross profit was $1,884,695 for the Twenty-Six Weeks Ended June 27, 2026, compared to $1,667,921 for the Twenty-Six Weeks Ended June 28, 2025. Gross margin decreased by 4 basis points in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was driven by our Advanced Solutions offerings category due to a mix shift towards lower-margin GPU and AI-infrastructure products during the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025. The comparison benefited from the impact in the prior year period of a write-down of $10,480 recorded in cost of sales, or 4 basis points of net sales, in connection with the held-for-sale accounting for the sale of a group of assets related to non-core operations in the North America region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4 basis points on the year-over-year comparison of gross margin.

Total SG&A expenses increased $85,773, but decreased by 33 basis points of net sales in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025. The increase in SG&A dollars was driven by an increase in bad debt expense of $26,498, an increase in compensation and headcount expenses of $21,903, an increase in professional and outside service costs of $18,408 and an increase in stock-based compensation of $15,122. The decrease in SG&A expense as a percentage of net sales is a function of the improved leverage on operating expenses across the year-over-year sales increase, resulting from cost reductions taken over the past year and operating efficiencies from automation under our XvantageTM platform. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 14 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Twenty-Six Weeks Ended June 27, 2026, we incurred $17,750 of restructuring costs, or 6 basis points of net sales, that primarily related to restructuring actions taken that impacted certain back office and operational functions as well as certain operational facilities primarily in our EMEA and North America regions. See Note 8 “Restructuring Costs” to our unaudited condensed consolidated financial statements for further information regarding the restructuring activities.
Income from operations was $458,885, or 1.61% of net sales, in the Twenty-Six Weeks Ended June 27, 2026, compared to $343,680, or 1.37% of net sales, in the Twenty-Six Weeks Ended June 28, 2025. The comparison of income from operations margin was favorably impacted by the prior year write-downs related to held-for-sale accounting for the sale of our CloudBlue operations and another non-core business in our North America region, which reduced income from operations margin by $43,237, or 17 basis points in the Twenty-Six Weeks Ended June 28, 2025. Additionally, income from operations margin was positively impacted by the reduction in SG&A expenses as a percentage of net sales, as described above. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 28 basis points in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025. The comparison benefited from the impact in the prior year period of write-downs relating to held-for-sale accounting of our CloudBlue operations and another non-core business described above, which had a negative impact of 46 basis points to the region’s income from operations in the Twenty-Six Weeks Ended June 28, 2025. The region also saw a 65 basis point reduction in compensation and headcount expenses largely as a result of the restructuring initiatives taken in the current and prior year. This benefit was partially offset by an 8 basis point increase in bad debt expense as well as a decline in gross margin driven by a mix shift within our Advanced Solutions offerings category toward lower-margin GPU and AI-infrastructure products during the Twenty-Six Weeks Ended June 27, 2026.
Our EMEA income from operations margin decreased 11 basis points in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025. This decrease was driven by a 6 basis point decline in gross margin, which was partially driven by lower gross margins on larger enterprise customer deals in our Advanced Solutions offerings categories during the Twenty-Six Weeks Ended June 27, 2026. Additionally, the region’s expenses as a percentage of net sales increased during the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025 including a 9 basis point increase in restructuring costs and a 5 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 60 basis points in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025, primarily as a result of lower SG&A expenses as a percentage of net sales in the region. Most notably, compensation and headcount expenses decreased by 15 basis points, legal claims and settlement expenses decreased by 10 basis points and professional and outside service costs decreased by 7 basis points. The region also saw a net positive impact of 24 basis points from higher gross margin achievement across all product categories, driven particularly by growth in our higher-margin Cloud-based Solutions as described above. These factors were partially offset by an 8 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 3 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 76 basis points in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025, primarily as a result of an increase in gross margin across all product categories, with particular income from operations margin impact coming from our higher-margin Cloud-based Solutions as a result of the increase in net sales within this category as described above. These factors combined to yield a net positive impact of 72 basis points on the region’s income from operations margin. The region also benefited from a reduction in SG&A expenses as a percentage of net sales due to improved leverage on operating expenses as net sales increased from the prior year including a 28 basis point reduction in rental and occupancy costs as well as a 7 basis point reduction in compensation and headcount expenses. These factors were partially offset by a 15 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 10 basis points on the year-over-year comparison of the region’s income from operations margin.

In the Twenty-Six Weeks Ended June 27, 2026, Corporate costs included $13,815 of costs primarily related to the write-off of assets following the discontinuation of a project, $3,165 of costs incurred for external services and other expenses relating to the July 2025 ransomware incident and $2,322 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations. In the Twenty-Six Weeks Ended June 28, 2025, Corporate costs included $2,580 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the CLS Sale in 2022, as well as $1,462 related to investments in certain initiatives to accelerate our growth and profitability and optimize operations.
Cash-based compensation expense decreased by $7,170 in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025 due to the transition to stock-based compensation for certain employees subsequent to our IPO.
Stock-based compensation expense increased by $15,122 in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025, primarily due to the transition from cash-based awards to equity-based awards following the Company’s IPO, resulting in a greater number of equity awards outstanding as well as accelerated expense recognition for awards granted to certain retirement-eligible employees during the Twenty-Six Weeks Ended June 27, 2026 (see Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements).
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $160,733 in the Twenty-Six Weeks Ended June 27, 2026 compared to $183,392 in the Twenty-Six Weeks Ended June 28, 2025. The year-over-year variance was largely a result of a decrease in foreign exchange loss, which was $11,414 in the Twenty-Six Weeks Ended June 27, 2026, compared to a loss of $44,328 in the Twenty-Six Weeks Ended June 28, 2025, driven primarily by the relatively favorable movement of the U.S. dollar, particularly against our euro-denominated payables. This was partially offset by a lower equity fair value gain of $6,936, recorded in other expense (income), in the Twenty-Six Weeks Ended June 27, 2026 compared to the Twenty-Six Weeks Ended June 28, 2025.
We recorded an income tax provision of $88,416, or an effective tax rate of 29.7%, in the Twenty-Six Weeks Ended June 27, 2026, compared to $53,273, or an effective tax rate of 33.2% in the Twenty-Six Weeks Ended June 28, 2025. The tax provision for the Twenty-Six Weeks Ended June 27, 2026, included $10,849 of tax expense, or 3.6 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Twenty-Six Weeks Ended June 28, 2025, this same withholding tax impact was $7,819 of tax expense, or 4.9 percentage points of the effective tax rate.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $808,973 and $1,864,724 at June 27, 2026 and December 27, 2025, respectively. We finance our working capital needs and investments in the business largely through net income before non-cash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $4,902,107 at June 27, 2026 and $3,553,339 at December 27, 2025.

	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Cash (used in) provided by:
Operating activities	$(1,511,094)	$(498,390)
Investing activities	$34,916	$116,718
Financing activities	$447,559	$272,973
Operating activities used net cash of $1,511,094 and $498,390 during the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025, respectively. The higher cash used in the Twenty-Six Weeks Ended June 27, 2026 primarily reflects heavier investment in inventory ahead of ongoing supply constraints and related increases in average selling prices, partially offset by higher net income in the Twenty-Six Weeks Ended June 27, 2026.
Investing activities provided net cash of $34,916 and $116,718 during the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025, respectively. The net cash provided during the Twenty-Six Weeks Ended June 27, 2026 was primarily driven by proceeds from the deferred purchase price of factored receivables of $90,629 and proceeds from notes receivable of $15,134, partially offset by capital expenditures of $69,223 and issuance of notes receivable to certain customers of $12,375. The net cash provided during the Twenty-Six Weeks Ended June 28, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $141,445, proceeds from sale of equity investments of $20,805, and proceeds from notes receivable of $20,510, partially offset by capital expenditures of $64,961 and issuance of notes receivable to certain customers of $12,501.
Financing activities provided net cash of $447,559 and $272,973 during the Twenty-Six Weeks Ended June 27, 2026 and Twenty-Six Weeks Ended June 28, 2025, respectively. The net cash provided during the Twenty-Six Weeks Ended June 27, 2026 was primarily driven by net proceeds from revolving and other credit facility of $812,823 and gross proceeds from other debt of $32,671, partially offset by the voluntary repayment of our term loan of $200,000, repurchase of Common Stock of $105,000, gross repayments of other debt of $41,210, and dividends paid to stockholders of $38,352. The net cash provided during the Twenty-Six Weeks Ended June 28, 2025 was primarily driven by net proceeds from revolving and other credit facilities of $452,161 and gross proceeds from other debt of $29,820, partially offset by the voluntary repayment of our term loan of $125,000, dividends paid to stockholders of $40,828 and gross repayments of other debt of $32,574.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,368,145, of which $3,794,458 was outstanding, at June 27, 2026. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $808,973 and $1,864,724 at June 27, 2026 and December 27, 2025, respectively, of which $754,757 and $1,074,301, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at June 27, 2026 and December 27, 2025, along with additional balances held in Luxembourg, India, Brazil, Malaysia, Canada, and Mexico. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of June 27, 2026 and December 27, 2025, we had book overdrafts of $281,732 and $416,799, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 and February 2026, we voluntarily repaid an incremental $125,000 and $200,000, respectively. As of June 27, 2026 and December 27, 2025, $567,423 and $764,849 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”, and together with the ABL Revolving Credit Facility, the “ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of June 27, 2026 and December 27, 2025, we had borrowings of $550,000 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 5.4% and 6.2% per annum at June 27, 2026 and December 27, 2025, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $427,125 at June 27, 2026 exchange rates. The facility, which had an original maturity date of October 2026, was amended in July 2026 to extend the maturity date to July 2031. This program requires certain commitment fees and borrowings which incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At June 27, 2026 and December 27, 2025, we had borrowings of $279,437 and $353,100 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility was 3.3% and 3.5% per annum at June 27, 2026 and December 27, 2025, respectively.
At June 27, 2026, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,926,276, of which $829,437 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $894,150 at June 27, 2026. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 27, 2026 and December 27, 2025, respectively, we had $417,302 and $102,836 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.7% and 7.3% per annum at June 27, 2026 and December 27, 2025, respectively. At June 27, 2026 and December 27, 2025, letters of credit totaling $146,669 and $168,254, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At June 27, 2026 and December 27, 2025, we were in compliance with the covenants or other requirements in our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 27, 2026 and December 27, 2025, we had a total of $947,400 and $936,934, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $402. The fair value of these guarantees has been recognized as cost of sales on the Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
New Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
We monitor our foreign exchange risk using a Value-at-Risk model (the “VaR model”). The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be $1,820 and $1,942 as of June 27, 2026 and December 27, 2025, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of June 27, 2026, our annual interest expense would change by approximately $11,519. Assuming that our ABL Revolving Credit Facility was fully drawn as of June 27, 2026, each one-eighth percentage point change in interest rates would result in a change of approximately $5,127 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 27, 2026 due to the material weakness in our internal control over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Plan for Previously Reported Material Weakness
We have been and are continuing to develop a number of steps to remediate this material weakness and to strengthen our internal control over financial reporting. These remediation measures include engaging a third-party to assist us in improving internal control policies and procedures to ensure that there is appropriate segregation of duties regarding the recording and approval of manual journal entries. This material weakness cannot be considered remediated until the newly designed and implemented controls operate effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs(1)
March 29, 2026 – April 25, 2026	—	$—	—	$25,000,000
April 26, 2026 – May 23, 2026	1,201,923	24.96	1,201,923	70,000,000
May 24, 2026 – June 27, 2026	—	—	—	70,000,000
Total	1,201,923		1,201,923
(1)On April 30, 2026, we announced that our board of directors approved an increase to the aggregate amount of Common Stock the Company may repurchase in connection with one or more secondary public offerings by an affiliate of Platinum under the Stock Repurchase Program from $100 million to $175 million, leaving $100 million available to repurchase for the remainder of the Repurchase Term (as defined below). Such repurchase authority under the Stock Repurchase Program expires on January 28, 2027 (the “Repurchase Term”). On May 7, 2026, in connection with a secondary public offering by an affiliate of Platinum, we repurchased from the underwriters an aggregate number of shares of Common Stock equal to $30 million as part of our Stock Repurchase Program for a price per share equal to $24.96. See section “Stock Repurchase Program” within Note 2, “Summary of Significant Accounting Policies” for further information.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
Trading Arrangements
During the Thirteen Weeks Ended June 27, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Platinum Margin Loan Agreement
As previously disclosed, on August 27, 2025, Platinum informed the Company that Ingram Holdco, LLC had pledged 191,326,531 shares of the Company’s Common Stock pursuant to a margin loan agreement. On June 22, 2026, Platinum informed the Company that the margin loan agreement has been paid off in full and, as a result, those shares of the Company’s Common Stock were no longer pledged and were released. The Company has not independently verified the foregoing disclosure.

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
Date: July 30, 2026
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)