Form 10-Q
period 2026-09-26
Ingram Micro Holding Corp
filed 2026-10-29
CIK 1897762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
Yes ☐ No ☒
Number of shares of registrant’s Common Stock outstanding as of October 22, 2026 was 230,050,442.

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

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share data)
(Unaudited)

	September 26, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,003,506	$1,864,724
Trade accounts receivable (less allowances of $203,025 and $169,165, respectively)	11,528,386	10,546,550
Inventory	6,566,692	4,970,113
Other current assets	942,276	859,252
Total current assets	20,040,860	18,240,639
Property and equipment, net	537,997	531,896
Operating lease right-of-use assets	383,587	403,224
Goodwill	851,185	854,749
Intangible assets, net	640,909	711,809
Other assets	608,599	502,067
Total assets	$23,063,137	$21,244,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,053,181	$11,963,324
Accrued expenses and other	1,112,835	1,163,587
Short-term debt and current maturities of long-term debt	1,047,204	449,583
Short-term operating lease liabilities	101,559	104,468
Total current liabilities	15,314,779	13,680,962
Long-term debt, less current maturities	2,853,351	2,749,781
Long-term operating lease liabilities, net of current portion	336,655	354,894
Other liabilities	185,035	210,329
Total liabilities	18,689,820	16,995,966
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, par value $0.01, 2,000,000,000 shares authorized at September 26, 2026 and December 27, 2025, and 235,387,816 and 235,073,327 shares issued at September 26, 2026 and December 27, 2025, respectively	2,354	2,351
Additional paid-in capital	2,952,353	2,921,952
Treasury stock, at cost, 5,338,158 and 0 shares as of September 26, 2026 and December 27, 2025, respectively	(121,992)	—
Retained earnings	1,863,962	1,587,330
Accumulated other comprehensive loss	(323,360)	(263,215)
Total stockholders’ equity	4,373,317	4,248,418
Total liabilities and stockholders’ equity	$23,063,137	$21,244,384

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$15,220,461	$12,603,755	$43,714,511	$37,678,554
Cost of sales	14,223,535	11,734,108	40,832,890	35,140,986
Gross profit	996,926	869,647	2,881,621	2,537,568
Operating expenses:
Selling, general and administrative	697,596	642,595	2,105,656	1,964,882
Restructuring costs	5,562	3,539	23,312	5,493
Total operating expenses	703,158	646,134	2,128,968	1,970,375
Income from operations	293,768	223,513	752,653	567,193
Other (income) expense:
Interest income	(10,353)	(12,910)	(35,495)	(36,793)
Interest expense	79,084	81,720	225,873	229,493
Net foreign currency exchange loss (gain)	14,616	(10,207)	26,030	34,121
Other	23,428	14,381	51,100	29,555
Total other (income) expense	106,775	72,984	267,508	256,376
Income before income taxes	186,993	150,529	485,145	310,817
Provision for income taxes	55,913	51,072	144,329	104,345
Net income	$131,080	$99,457	$340,816	$206,472
Basic earnings per share	$0.57	$0.42	$1.47	$0.88
Diluted earnings per share	$0.57	$0.42	$1.46	$0.88

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$131,080	$99,457	$340,816	$206,472
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(10,756)	(32,591)	(60,145)	206,067
Other	—	163	—	—
Other comprehensive (loss) income, net of tax	(10,756)	(32,428)	(60,145)	206,067
Comprehensive income	$120,324	$67,029	$280,671	$412,539

See accompanying notes to these unaudited condensed consolidated financial statements.

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended September 26, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at June 27, 2026	235,373,307	$2,354	$2,942,553	4,713,158	$(105,000)	$1,752,719	$(312,604)	$4,280,022
Dividends declared	—	—	—	—	—	(19,837)	—	(19,837)
Net income	—	—	—	—	—	131,080	—	131,080
Stock-based compensation expense	—	—	9,981	—	—	—	—	9,981
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	14,509	—	(181)	—	—	—	—	(181)
Repurchase of Common Stock	—	—	—	625,000	(16,992)	—	—	(16,992)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,756)	(10,756)
Balance at September 26, 2026	235,387,816	$2,354	$2,952,353	5,338,158	$(121,992)	$1,863,962	$(323,360)	$4,373,317

	Thirty-Nine Weeks Ended September 26, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at December 27, 2025	235,073,327	$2,351	$2,921,952	—	$—	$1,587,330	$(263,215)	$4,248,418
Dividends declared	—	—	—	—	—	(64,184)	—	(64,184)
Net income	—	—	—	—	—	340,816	—	340,816
Stock-based compensation expense	—	—	34,192	—	—	—	—	34,192
Issuance of Common Stock on vesting of restricted stock units, net of shares withheld for employee taxes	314,489	3	(3,791)	—	—	—	—	(3,788)
Repurchase of Common Stock	—	—	—	5,338,158	(121,992)	—	—	(121,992)
Foreign currency translation adjustment	—	—	—	—	—	—	(60,145)	(60,145)
Balance at September 26, 2026	235,387,816	$2,354	$2,952,353	5,338,158	$(121,992)	$1,863,962	$(323,360)	$4,373,317

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

INGRAM MICRO HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$340,816	$206,472
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	149,337	146,013
Stock-based compensation	34,192	15,107
Non-cash charges for interest and bond discount amortization	14,337	14,090
Amortization of lease right-of-use asset	97,070	92,531
Deferred income taxes	(45,591)	(17,982)
(Gain) loss on foreign exchange	(11,215)	40,763
Loss on sale of subsidiaries	—	38,248
Other	8,979	(11,666)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(1,154,081)	287,900
Inventory	(1,659,662)	(513,322)
Other assets	(180,683)	(130,194)
Accounts payable	1,394,503	(519,813)
Change in book overdrafts	(114,491)	(172,553)
Operating lease liabilities	(93,578)	(73,576)
Accrued expenses and other	(39,663)	(46,446)
Cash used in operating activities	(1,259,730)	(644,428)
Cash flows from investing activities:
Capital expenditures	(109,430)	(93,929)
Proceeds from deferred purchase price of factored receivables	128,981	206,507
Issuance of notes receivable	(12,375)	(12,501)
Proceeds from notes receivable	19,412	31,172
Proceeds from the sale of subsidiaries	—	17,500
Proceeds from sale of equity investments	—	20,805
Other	11,552	13,303
Cash provided by investing activities	38,140	182,857
Cash flows from financing activities:
Dividends paid to stockholders	(61,186)	(59,146)
Change in unremitted cash collections from servicing factored receivables	(3,514)	(2,469)
Repurchase of Common Stock	(121,992)	—
Repayment of Term Loans	(200,000)	(125,000)
Gross proceeds from other debt	58,212	66,716
Gross repayments of other debt	(74,051)	(79,697)
Net proceeds from revolving and other credit facilities	800,346	528,497
Other	(15,801)	(13,269)
Cash provided by financing activities	382,014	315,632

	Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,634)	30,168
Decrease in cash, cash equivalents and restricted cash	(846,210)	(115,771)
Cash, cash equivalents and restricted cash at beginning of period	1,864,724	918,401
Cash, cash equivalents and restricted cash at end of period	$1,018,514	$802,630

Supplemental disclosure of non-cash investing and financing information:
Amounts obtained as a beneficial interest in exchange for transferring trade receivables in factoring arrangements	$106,862	$199,643
Amounts reclassified from accounts payable to short-term debt and current maturities of long-term debt	$114,956	$9,553

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
The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 26, 2026, our consolidated results of operations and comprehensive income for the Thirteen Weeks Ended September 26, 2026, Thirty-Nine Weeks Ended September 26, 2026, Thirteen Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 27, 2025, and our consolidated cash flows for the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025. The accompanying unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, the unaudited condensed consolidated interim financial information does not include all of the information required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 27, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 27, 2025 (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the Thirteen Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 26, 2026 may not be indicative of the consolidated results of operations that can be expected for the full year.
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
Variable Consideration
We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. A liability is recorded within accrued expenses and other on the Condensed Consolidated Balance Sheets for estimated product returns based upon historical experience and an asset is recorded within inventory on the Condensed Consolidated Balance Sheets for the amount expected to be recorded for inventory upon product return. Amounts recorded within inventory were $137,340 and $116,780 as of September 26, 2026 and December 27, 2025, respectively.
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
Book Overdrafts
Book overdrafts of $302,303 and $416,799 as of September 26, 2026 and December 27, 2025, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 26, 2026 and December 27, 2025, nor any balance on any given date.
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
For certain of our factoring programs in EMEA, there is a deferred purchase price (“DPP”) which is paid to us at a later time once the customer pays the factored invoices. Subsequent to the sale, the DPP represents a beneficial interest in the transferred trade accounts receivable and is disclosed as a non-cash investing activity in our Condensed Consolidated Statements of Cash Flows. Accordingly, cash proceeds from the payments of DPPs are presented as investing activities in our Condensed Consolidated Statements of Cash Flows. At September 26, 2026 and December 27, 2025, there were $16,559 and $40,038, respectively, of DPP recorded within other current assets on our Condensed Consolidated Balance Sheets. In arrangements where we collect the payments from customers on behalf of the financial institution, the net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. At September 26, 2026 and December 27, 2025, we recorded unremitted cash within accrued expenses and other of $2,864 and $6,618, respectively.
At September 26, 2026 and December 27, 2025, we had a total of $925,191 and $936,934, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $13,326 and $10,369 were incurred for the Thirteen Weeks Ended September 26, 2026 and Thirteen Weeks Ended September 27, 2025, respectively, and $35,909 and $27,561 were incurred for the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025, respectively. Factoring fees were related to the sale of trade accounts receivable under the facilities and are included in other within the other (income) expense section of our Condensed Consolidated Statements of Income.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Self-Insurance
We self-insure coverage for certain U.S. employee medical claims. Amounts accrued for such medical insurance coverage aggregated to $7,310 and $7,908 as of September 26, 2026 and December 27, 2025, respectively, and are classified within accrued expenses and other on the Condensed Consolidated Balance Sheets.
Stock Repurchase Program
On January 28, 2026, our board of directors approved the share repurchase plan (“Stock Repurchase Program”) whereby, from time to time, we may repurchase up to $100 million of common stock, par value $0.01 per share (“Common Stock”), in connection with one or more secondary public offerings by affiliates of Platinum, when an independent committee of the board of directors deems such repurchases are appropriate. The repurchase authority under the Stock Repurchase Program expires on January 28, 2027. On April 30, 2026, we announced that our board of directors approved an increase to the aggregate amount of Common Stock the Company may repurchase in connection with one or more secondary public offerings by an affiliate of Platinum under the Stock Repurchase Program from $100 million to $175 million.
We repurchased the following Common Stock shares, which are held at cost in treasury, during the Thirty-Nine Weeks Ended September 26, 2026:

Date of Share Repurchase	Shares Repurchased	Average Price Paid per Share	Total Amount Paid
March 9, 2026	3,511,235	$21.36	$75,000
May 7, 2026	1,201,923	24.96	30,000
September 10, 2026	625,000	27.19	16,992
	5,338,158		$121,992
Our share repurchase during the first quarter of 2026 was made in a privately negotiated transaction with an affiliate of Platinum. As of September 26, 2026, we had $53,008 available for future repurchases of our Common Stock under the Stock Repurchase Program.
Dividends Paid to Stockholders
The following tables present the dividends paid to stockholders for the Thirteen Weeks Ended March 28, 2026, Thirteen Weeks Ended June 27, 2026, Thirteen Weeks Ended September 26, 2026, Thirty-Nine Weeks Ended September 26, 2026, Thirteen Weeks Ended March 29, 2025, Thirteen Weeks Ended June 28, 2025, Thirteen Weeks Ended September 27, 2025 and Thirty-Nine Weeks Ended September 27, 2025, on the Company’s Common Stock:

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 28, 2026	$0.082	$18,995
Thirteen Weeks Ended June 27, 2026	0.084	19,357
Thirteen Weeks Ended September 26, 2026	0.086	19,837
Thirty-Nine Weeks Ended September 26, 2026	$0.252	$58,189

Period	Dividend per Share	Dividends Paid
Thirteen Weeks Ended March 29, 2025	$0.074	$17,377
Thirteen Weeks Ended June 28, 2025	0.076	17,848
Thirteen Weeks Ended September 27, 2025	0.078	18,318
Thirty-Nine Weeks Ended September 27, 2025	$0.228	$53,543

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
We also declared dividends of $5,995 during the Thirty-Nine Weeks Ended September 26, 2026, and $5,603 for the Thirty-Nine Weeks Ended September 27, 2025, to the Aptec Saudi minority interest stockholders of record, and paid cash dividends of $2,997 for the Thirteen and Thirty-Nine Weeks Ended September 26, 2026, and $5,603 during the Thirty-Nine Weeks Ended September 27, 2025.
Supplier Finance Programs
As part of our ongoing efforts to manage our working capital, we have worked with our vendors to optimize our terms and conditions, which include the terms of payment to the vendor. There have been no material changes to our supplier finance programs from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in our Annual Report. At September 26, 2026 and December 27, 2025, the outstanding payment obligations under these arrangements included in accounts payable in the Condensed Consolidated Balance Sheets were $2,664,986 and $3,073,325, respectively.
In situations where amounts are not paid within the specified payment terms and interest is incurred, we reclassify the amount from accounts payable to debt. There were $81,042 and $0 outstanding payment obligations under these programs included in short-term debt and current maturities of long-term debt in the Condensed Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025, respectively.
Notes Receivable
From time to time, we may provide loans to our customers to meet certain strategic objectives. These amounts are presented within “other current assets” and “other assets” on our Condensed Consolidated Balance Sheets with the associated cash flows presented within investing activities on our Condensed Consolidated Statements of Cash Flows.
Loss on Sale of Subsidiaries
During the second quarter of 2025, we committed to sell a group of assets related to our CloudBlue operations and a group of assets related to another non-strategic business in our North American region. In the second quarter of 2025, as the disposal groups met the criteria to be classified as held for sale in accordance with Accounting Standards Codification (“ASC”) 360 we recognized a write-down loss of $43,237, of which $32,757 was recognized within selling, general, and administrative (“SG&A”) expenses and $10,480 within cost of sales. In the third quarter of 2025, we completed the sales and recognized an additional loss of $5,491 within SG&A expenses during the Thirteen and Thirty-Nine Weeks Ended September 27, 2025.
Restricted Cash
Restricted cash represents cash and cash equivalents that are subject to contractual, legal, or regulatory restrictions that limit our ability to use such amounts for general operating purposes. Amounts recorded as restricted cash within other current assets and other assets on the Condensed Consolidated Balance Sheets were $1,091 and $13,917, respectively, as of September 26, 2026.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Cash-based awards
Activity related to the cash awards is as follows:

Number of Cash Awards
Non-vested at December 27, 2025	40,268,772
Vested	(16,691,468)
Forfeited	(7,316,587)
Non-vested at September 26, 2026	16,260,717

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Compensation expense - cash awards	$1,830	$3,925	$4,628	$13,893
Related income tax benefit	$458	$981	$1,157	$3,473
As of September 26, 2026, the unrecognized compensation costs related to the cash awards were $5,204. We expect these costs to be recognized over a remaining weighted-average period of approximately 0.7 years.
Stock-based awards
Activity related to the time-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	2,090,308	$20.03
Granted	1,295,678	27.39
Vested	(455,926)	19.03
Forfeited	(181,790)	20.93
Non-vested at September 26, 2026	2,748,270	$23.61

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Compensation expense	$5,606	$4,048	$24,434	$11,637
Related income tax benefit	$882	$541	$4,208	$1,809
As of September 26, 2026, the unrecognized compensation costs related to the time-vesting restricted stock units were $40,370. We expect these costs to be recognized over a remaining weighted-average period of approximately 1.3 years.

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Activity related to the performance-vesting restricted stock units granted under the 2024 Plan was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 27, 2025	3,666,980	$17.93
Granted	1,185,630	26.97
Forfeited	(355,362)	18.14
Non-vested at September 26, 2026	4,497,248	$20.30

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Compensation expense	$4,375	$1,970	$9,758	$3,470
Related income tax benefit	$563	$178	$1,135	$374
As of September 26, 2026, the unrecognized compensation costs related to the performance-vesting restricted stock units were $38,901. We expect these costs to be recognized over a remaining weighted-average period of approximately 2.1 years. We have not recognized any compensation costs related to the performance-vesting restricted stock units issued in connection with the IPO as the performance condition depends on the occurrence of a qualifying event, which is not deemed probable until it occurs.
Note 4 – Derivative Financial Instruments
We use foreign currency forward contracts primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At September 26, 2026 and December 27, 2025, we had no derivatives that were designated as hedging instruments.
The notional amounts and fair values of derivative instruments in our Condensed Consolidated Balance Sheets are as follows:

	Notional Amounts (1)		Fair Value
	September 26, 2026	December 27, 2025	September 26, 2026	December 27, 2025
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$498,810	$114,908	$4,520	$1,245
Other(2)	1,265	1,265	15,952	12,938
Accrued expenses and other
Foreign exchange contracts	399,254	652,428	(2,883)	(6,692)
Total	$899,329	$768,601	$17,589	$7,491
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The amount recognized in earnings from our derivative instruments is as follows and is largely offset by the change in fair value of the underlying hedged assets or liabilities:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Derivative instruments not qualifying as cash flow hedges:	Location of gain in income
Net gain recognized in earnings	Net foreign currency exchange loss (gain)	$(7,814)	$(12)	$(26,382)	$(27,008)
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
As of September 26, 2026, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	September 26, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets	$20,472	$—	$20,472	$—
Investments held in Rabbi Trust	90,332	$90,332	—	—
Total assets at fair value	$110,804	$90,332	$20,472	$—

Liabilities:
Derivative liabilities	$2,883	$—	$2,883	$—
Total liabilities at fair value	$2,883	$—	$2,883	$—

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
Our senior secured notes due in 2029 and Term Loan Credit Facility are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	September 26, 2026
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,920,000	$—	$1,920,000	$—	$1,982,050
Term loan credit facility	603,405	—	603,405	—	568,768
	$2,523,405	$—	$2,523,405	$—	$2,550,818

	December 27, 2025
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Senior secured notes, 4.75% due 2029	$1,962,500	$—	$1,962,500	$—	$1,976,786
Term loan credit facility	805,910	—	805,910	—	764,849
	$2,768,410	$—	$2,768,410	$—	$2,741,635

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Note 6 – Intangible Assets
Finite-lived identifiable intangible assets are amortized over their remaining estimated useful lives ranging up to 11 years, with the predominant amounts having lives of 8 to 11 years.
Intangible assets consist of the following:

	September 26, 2026			December 27, 2025
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer and vendor relationships	$599,674	$(262,898)	$336,776	$605,517	$(227,275)	$378,242
Tradename and trademarks	425,160	(148,933)	276,227	429,186	(128,852)	300,334
Software and developed technology	4,118	(2,016)	2,102	4,118	(1,630)	2,488
Others	40,303	(14,499)	25,804	40,510	(9,765)	30,745
Total	$1,069,255	$(428,346)	$640,909	$1,079,331	$(367,522)	$711,809
Amortization expense was $21,501 and $19,734 for the Thirteen Weeks Ended September 26, 2026 and Thirteen Weeks Ended September 27, 2025, respectively and $64,844 and $63,031 for the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025, respectively.
Note 7 – Debt
The carrying value of our outstanding debt consists of the following:

	September 26, 2026	December 27, 2025
Senior secured notes, 4.75% due 2029, net of unamortized deferred financing costs of $17,950 and $23,214, respectively	$1,982,050	$1,976,786
Term loan credit facility, net of unamortized discount of $9,472 and $10,592, respectively, and unamortized deferred financing costs of $23,660 and $26,459, respectively	568,768	764,849
ABL revolving credit facility	575,470	—
Revolving trade accounts receivable-backed financing programs	290,293	353,100
Lines of credit and other debt(1)	483,974	104,629
Total debt	3,900,555	3,199,364
Short-term debt and current maturities of long-term debt	(1,047,204)	(449,583)
Total long-term debt	$2,853,351	$2,749,781
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
In the second half of 2025, we implemented further organizational and staffing changes, which continued into 2026, resulting in charges totaling $36,790, inclusive of $23,312 recognized during the Thirty-Nine Weeks Ended September 26, 2026 and amounts recognized in the third and fourth quarters of 2025. The charges during the Thirty-Nine Weeks Ended September 26, 2026 primarily relate to restructuring actions taken that impacted certain back office, operational and commercial functions as well as certain operational facilities.
The following tables summarize the restructuring costs incurred in the Thirteen Weeks Ended September 26, 2026, Thirteen Weeks Ended September 27, 2025, Thirty-Nine Weeks Ended September 26, 2026, and Thirty-Nine Weeks Ended September 27, 2025:

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended September 26, 2026
North America		$4,287	$5	$4,292
EMEA		796	60	856
Asia-Pacific		413	—	413
Latin America		1	—	1
Total	218	$5,497	$65	$5,562

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirteen Weeks Ended September 27, 2025
North America		$1,655	$845	$2,500
EMEA		1,039	—	1,039
Asia-Pacific		—	—	—
Latin America		—	—	—
Total	226	$2,694	$845	$3,539

		Restructuring Costs
	Headcount Reduction (Number of Employees)	Employee Termination Benefits	Facility Costs/Other	Total Restructuring Costs
Thirty-Nine Weeks Ended September 26, 2026
North America		$11,182	$81	$11,263
EMEA		8,945	81	9,026
Asia-Pacific		2,327	—	2,327
Latin America		696	—	696
Total	792	$23,150	$162	$23,312

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
The remaining liabilities, which are recorded within accrued expenses and other on our Condensed Consolidated Balance Sheets, and activities associated with the aforementioned actions for 2025 and 2024 are summarized in the table below:

	Restructuring Liability
	Beginning Liability	Expenses, Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability
Thirty-Nine Weeks Ended September 26, 2026
Employee termination benefits	$5,991	$23,150	$(16,823)	$(245)	$12,073
Facility and other costs	71	162	(187)	—	46
Total	$6,062	$23,312	$(17,010)	$(245)	$12,119
The remaining liability of $12,119 will be substantially paid by the second quarter of 2027.
Note 9 – Income Taxes
For the Thirteen Weeks Ended September 26, 2026, and Thirteen Weeks Ended September 27, 2025, our effective tax rate was 29.9% and 33.9%, respectively. For the Thirty-Nine Weeks Ended September 26, 2026, and Thirty-Nine Weeks Ended September 27, 2025, our effective tax rate was 29.7% and 33.6%, respectively. Under U.S. accounting rules for income taxes, interim effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The tax provision for the Thirteen Weeks Ended September 26, 2026, included $5,964 of tax expense, or 3.2 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirteen Weeks Ended September 27, 2025, included $7,090 of tax expense, or 4.7 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business.
The tax provision for the Thirty-Nine Weeks Ended September 26, 2026, included $16,813 of tax expense, or 3.5 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business. The tax provision for the Thirty-Nine Weeks Ended September 27, 2025, included $14,909 of tax expense, or 4.8 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business.

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
At September 26, 2026, we had gross unrecognized tax benefits of $18,105 compared to $16,522 at December 27, 2025. Substantially all of the remaining gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $10,286 and $9,942 at September 26, 2026, and December 27, 2025, respectively.
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
Our Brazilian subsidiary has received a number of tax assessments primarily related to tax reporting compliance topics as well as transaction-tax related matters largely involving applicability of tax and categorization of products and services. The total amount related to these assessments and similar tax exposures that are not yet assessed that give rise to a probable risk where a reserve has been established is Brazilian Reais 43,837 ($8,432 at September 26, 2026 exchange rates) in principal and associated penalties, interest and fines. The total amount related to these assessments and similar tax exposures that are not yet assessed that we believe give rise to a reasonably possible loss is Brazilian Reais 812,503 ($156,277 at September 26, 2026 exchange rates) in principal and associated penalties, interest and fines.
In June 2013, the French Competition Authority (“FCA”) launched an investigation of our subsidiary in France (“Ingram Micro France”), one of our competitors and one of our vendors, in relation to alleged anticompetitive practices. In October 2018, the investigation services of the FCA filed a Statement of Objections against Ingram Micro France, as primary infringer, and Ingram Micro Europe BVBA and Ingram Micro, as parent companies (“Ingram”). In March 2020, the Board of the FCA issued its decision imposing a fine of €62,900 on Ingram regarding volume allocations of Apple products, which was subsequently reduced in October 2022 to €19,500 and fully paid by Ingram Micro France in November 2022. In November 2022, the Company further appealed this matter to the “Cour de Cassation.” The “Cour de Cassation” dismissed all the appeals filed by the parties in May 2026, and upheld the decision issued by the Court of Appeals. Accordingly, the Court of Appeal’s €19,500 judgment is final, and the payment made by Ingram Micro France in 2022 to the French Treasury satisfied that obligation. On June 3, 2021, the reseller whose complaint to the FCA gave rise to the investigation filed a follow-on civil claim in the Paris Commercial Court seeking approximately €95,000 ($108,224 at September 26, 2026 exchange rates) in damages from Ingram, one of our competitors and one of our vendors. A final hearing was held in June 2024, and on November 25, 2024, the Paris Commercial Court issued a decision rejecting the follow-on damages claim in its entirety due to lack of causation. The plaintiff appealed the decision and while we continue to evaluate this matter, based on the favorable decision from the Paris Commercial Court, the Company believes the likelihood of a material loss related to the follow-on lawsuit is remote.
In January 2021, we first learned through external sources that in June 2019, the Court of Additional Chief Metropolitan Magistrate (Special Acts), Central District, Tis Hazari in New Delhi (the “New Delhi Court”) issued a summoning order naming Ingram Micro India Ltd. (“IMIL”) as one of 40 legal entity defendants in a criminal complaint. IMIL is accused by the Serious Fraud Office of cheating and criminal conspiracy based on four payments it made over 20 years ago at the request of a certain vendor. In February 2021, we requested relevant documentation pertaining to these charges to assess IMIL’s legal position. IMIL has vigorously contested the charges as we believe the charges to be meritless and in December 2021 filed a motion to dismiss.
We may be subject to unasserted claims related to various tax and tax related matters, including non-income-based tax, indirect tax, and withholding tax matters. As of September 26, 2026, the Company is unable to reasonably estimate the possible losses or range of losses, if any, arising from unasserted claims due to a number of factors, including the presence of complex or novel legal theories and the ongoing discovery and development of information important to potential unasserted claims. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of unasserted claims. It is possible that the Company’s business, financial condition, results of operations or cash flows could be materially affected in any particular period by the resolution of potential claims.
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $305. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.

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
Geographic areas in which we operated our reportable segments during the periods presented include North America (the United States and Canada), EMEA (Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Denmark, Egypt, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Kosovo, Lebanon, Luxembourg, Macedonia, Morocco, Netherlands, Norway, Oman, Pakistan, Poland, Portugal, Qatar, Romania, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong and Taiwan, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, and Thailand) and Latin America (Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation expense or time-vested and performance-vested cash-based compensation recognized to our reportable segments (see Note 3, “Employee Awards”) and certain Corporate costs; therefore, we are reporting these amounts separately. Assets by reportable segment are not presented below as our CODM does not review assets by reportable segment.
Financial information by reportable segment is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales
North America	$5,820,665	$4,425,888	$16,099,196	$13,842,663
EMEA	3,930,643	3,662,309	11,583,216	10,566,461
Asia-Pacific	4,342,305	3,549,666	12,869,035	10,646,686
Latin America	1,126,848	965,892	3,163,064	2,622,744
Total	$15,220,461	$12,603,755	$43,714,511	$37,678,554

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Significant segment expenses
Cost of sales
North America	$5,416,703	$4,073,703	$14,960,701	$12,791,431
EMEA	3,640,662	3,390,603	10,721,096	9,774,349
Asia-Pacific	4,148,908	3,395,154	12,309,014	10,203,763
Latin America	1,017,262	874,648	2,842,079	2,371,443
Total	$14,223,535	$11,734,108	$40,832,890	$35,140,986
Compensation
North America	$194,381	$192,809	$588,783	$615,064
EMEA	139,463	133,704	433,604	399,169
Asia-Pacific	57,079	54,156	168,474	157,872
Latin America	40,413	34,674	118,257	99,117
Total	$431,336	$415,343	$1,309,118	$1,271,222
Depreciation costs
North America	$23,167	$22,130	$67,307	$64,466
EMEA	3,111	3,718	9,435	11,062
Asia-Pacific	1,285	1,381	3,967	4,370
Latin America	1,308	1,069	3,784	3,084
Total	$28,871	$28,298	$84,493	$82,982
Intangible asset amortization
North America	$10,030	$8,227	$30,107	$29,270
EMEA	6,298	6,382	19,197	18,478
Asia-Pacific	4,290	4,305	12,894	12,889
Latin America	883	820	2,646	2,394
Total	$21,501	$19,734	$64,844	$63,031
Other departmental operating expenses (a)
North America	$69,211	$61,259	$210,221	$163,051
EMEA	51,819	43,466	141,646	124,952
Asia-Pacific	20,942	7,870	60,045	53,406
Latin America	16,436	14,920	49,230	40,609
Total	$158,408	$127,515	$461,142	$382,018
Integration and transition costs (b)
North America	$28	$6,592	$107	$41,767
EMEA	152	87	596	443
Asia-Pacific	(887)	125	208	250
Latin America	(129)	(1,897)	145	(1,885)
Total	$(836)	$4,907	$1,056	$40,575
Other segment items (c)
North America	$(6,964)	$(17,979)	$(28,172)	$(58,757)
EMEA	21,352	22,398	73,004	63,090
Asia-Pacific	23,853	19,129	68,313	56,622
Latin America	11,833	10,675	33,516	28,910
Total	$50,074	$34,223	$146,661	$89,865

Total segment expenses	$14,912,889	$12,364,128	$42,900,204	$37,070,679

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Income from operations
North America	$114,109	$79,147	$270,142	$196,371
EMEA	67,786	61,951	184,638	174,918
Asia-Pacific	86,835	67,546	246,120	157,514
Latin America	38,842	30,983	113,407	79,072
Segment profit	$307,572	$239,627	$814,307	$607,875

Reconciliation of segment profit to income before income taxes
Corporate	$(1,993)	$(6,171)	$(22,834)	$(11,682)
Cash-based compensation	(1,830)	(3,925)	(4,628)	(13,893)
Stock-based compensation	(9,981)	(6,018)	(34,192)	(15,107)
Other (income) expense
Interest income	$(10,353)	$(12,910)	$(35,495)	$(36,793)
Interest expense	79,084	81,720	225,873	229,493
Net foreign currency exchange loss (gain)	14,616	(10,207)	26,030	34,121
Other	23,428	14,381	51,100	29,555

Income before income taxes	$186,993	$150,529	$485,145	$310,817
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

INGRAM MICRO HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, unit and per share data)
The computation of basic earnings per share and diluted earnings per share adjusted to give effect to the stock split is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Basic earnings per share:
Net income attributable to common stockholders	$131,080	$99,457	$340,816	$206,472
Weighted-average number of common shares - basic	231,040,476	234,843,994	232,298,971	234,835,989
Basic earnings per share	$0.57	$0.42	$1.47	$0.88

Diluted earnings per share:
Net income attributable to common stockholders	$131,080	$99,457	$340,816	$206,472

Weighted-average number of common shares - basic	231,040,476	234,843,994	232,298,971	234,835,989
Effect of dilutive securities
Restricted stock units	733,937	737,062	667,819	314,173
Weighted-average number of common shares - diluted	231,774,413	235,581,056	232,966,790	235,150,162

Diluted earnings per share	$0.57	$0.42	$1.46	$0.88

Anti-dilutive shares excluded from diluted earnings per share calculation	386	—	78,517	178,579
Note 13 - Subsequent Events
On October 29, 2026, we announced that our board of directors had declared a cash dividend on our Common Stock of $0.088 per share. The dividend is payable on November 23, 2026, to stockholders of record as of November 9, 2026.

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
Our product, service and solution offerings consist of Client and Endpoint Solutions, Advanced Solutions, Cloud-based Solutions and Other, as described in further detail below. Our results are impacted by changes in demand levels and related product mix, including entry or expansion into new markets, new product offerings and the exit or retraction of certain business. Furthermore, we have invested most heavily in recent years into Advanced Solutions and Cloud-based Solutions and capabilities globally, for which an increased need for more complex solutions coupled with more products being consumed on an as-a-service basis is driving a more rapid shift towards these offerings. Advanced Solutions and Cloud sales collectively comprise more than one-third of our net sales and more than half of our gross profit.
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
•Advanced Solutions. We offer enterprise-grade hardware and software products aimed at corporate and enterprise users and generally characterized by specific projects, which generally account for lower volumes than Client and Endpoint Solutions but higher margins individually and collectively in the form of solutions and related services. While Advanced Solutions offerings often require higher operational expenditures, primarily in the form of technical capabilities to serve the market, the operating margin delivered by this business is also generally stronger than Client and Endpoint Solutions. Within this product category, we offer servers, storage, networking, hybrid and software-defined solutions, cybersecurity, power and cooling solutions and graphics processing units (“GPU”) and artificial intelligence (“AI”) infrastructure-related products and offerings. This category also includes training, professional services and financing solutions related to these product sets. We also offer customers data capture-point of sale (“DC / POS”), physical security, audio visual & digital signage, Unified Communications and Collaboration (“UCC”), and Internet-of-Things (smart office/home automation) products.

•Cloud-based Solutions. Our cloud portfolio comprises third-party services and subscriptions spanning a breadth of products from solution software through infrastructure-as-a-service. As technology consumption increasingly moves to anything-as-a-service, we have expanded our cloud solutions to more than 200 third-party Cloud-based services or subscription offerings, including business applications, security, communications and collaboration, cloud enablement solutions and infrastructure-as-a-service. This previously included our former CloudBlue business, which provided customers with multichannel and multi-tier catalog management, subscription management, billing and orchestration capabilities through a software-as-a-service model and was sold during the third quarter of 2025.
•Other. We provide customers with IT Asset Disposition (“ITAD”), reverse logistics and repair and other related solutions. Also included in this line of business is our more recent ramp up of Supply Chain Services, which is effectively a set of logistics-as-a-service offerings. These offerings represent less than 5% of net sales for all periods presented herein.
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

Selling, General and Administrative (“SG&A”) Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. On an ongoing basis, we regularly look to optimize and drive efficiencies throughout our operations, which includes the use of temporary workforce to address staffing needs, particularly in our warehouse operations where demand levels are more impactful on workloads. SG&A expenses also include the cost of investment in certain initiatives to accelerate growth and profitability and optimize our operations. We continue to increase our presence in cloud which generally has higher gross margins but also requires higher automation and investment in technology. We are likewise investing in the development and deployment of our Ingram Micro XvantageTM platform to address our market opportunities and partner experience in a more automated and efficient manner. These investments include both ongoing servicing, maintenance, and incremental enhancement activities, as well as certain discrete development, implementation, and integration initiatives with defined scopes and implementation timelines. These costs are expected to be completed by the end of fiscal year 2027 and are not expected to recur.
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

Results of Operations
Results of Operations for the Thirteen Weeks Ended September 26, 2026 and Thirteen Weeks Ended September 27, 2025:
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
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirteen Weeks Ended September 26, 2026		Thirteen Weeks Ended September 27, 2025		Amount	Percentage
North America	$5,820,665	38%	$4,425,888	35%	$1,394,777	31.5%
EMEA	3,930,643	26	3,662,309	29	268,334	7.3
Asia-Pacific	4,342,305	29	3,549,666	28	792,639	22.3
Latin America	1,126,848	7	965,892	8	160,956	16.7
Total	$15,220,461	100%	$12,603,755	100%	$2,616,706	20.8%

					Change Increase (Decrease)
	Thirteen Weeks Ended September 26, 2026		Thirteen Weeks Ended September 27, 2025		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$114,109	1.96%	$79,147	1.79%	$34,962	0.17%
EMEA	67,786	1.72	61,951	1.69	5,835	0.03
Asia-Pacific	86,835	2.00	67,546	1.90	19,289	0.10
Latin America	38,842	3.45	30,983	3.21	7,859	0.24
Corporate	(1,993)	—	(6,171)	—	4,178	—
Cash-based compensation expense	(1,830)	—	(3,925)	—	2,095	—
Stock-based compensation expense	(9,981)	—	(6,018)	—	(3,963)	—
Total	$293,768	1.93%	$223,513	1.77%	$70,255	0.16%

	Thirteen Weeks Ended September 26, 2026	Thirteen Weeks Ended September 27, 2025
Net sales	100.00%	100.00%
Cost of sales	93.45	93.10
Gross profit	6.55	6.90
Operating expenses:
Selling, general and administrative	4.58	5.10
Restructuring costs	0.04	0.03
Income from operations	1.93	1.77
Total other (income) expense	0.70	0.58
Income before income taxes	1.23	1.19
Provision for income taxes	0.37	0.41
Net income	0.86%	0.79%
Consolidated net sales were $15,220,461 for the Thirteen Weeks Ended September 26, 2026, compared to $12,603,755 for the Thirteen Weeks Ended September 27, 2025. The 20.8% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, Advanced Solutions offerings increased by 40%, Client and Endpoint Solutions increased by 10%, Cloud-based Solutions increased by 31%, and Other services increased by 35%. The divestiture of CloudBlue in the third quarter of 2025 had a negative 6% impact on the year-over-year comparison of net sales of Cloud-based Solutions. The translation impact of foreign currencies relative to the U.S. dollar did not have an impact on the comparison of our global net sales year-over-year. On a constant currency basis, net sales of Advanced Solutions offerings increased by 40%, Client and Endpoint Solutions increased by 10%, Cloud-based Solutions increased by 30%, and Other services increased by 35%.
The $1,394,777, or 31.5%, increase in North American net sales for the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025, was primarily driven by a 61% increase in net sales of Advanced Solutions offerings driven by growth in networking and server in the United States as well as growth in GPU and AI-infrastructure product sets in the region. Net sales of Client and Endpoint Solutions increased by 7% driven by growth in notebooks and desktops in the United States and Canada as well as growth in mobility distribution, particularly smartphones, in the United States. Net sales of Other services increased by 114% year-over-year, driven by growth in our U.S. Reverse Logistics and Repair business and, to a lesser degree, our re-entry into Supply Chain Services. Net sales of Cloud-based Solutions increased by 21%. Excluding the impact of our CloudBlue divestiture, net sales of Cloud-based Solutions were up by 30% year-over-year.
The $268,334, or 7.3%, increase in EMEA net sales for the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025, was primarily a result of a 24% increase in net sales of Advanced Solutions offerings driven by growth in server net sales in Poland, the United Kingdom, Germany and Turkey, as well as growth in storage net sales in Germany, Turkey and the United Arab Emirates, as well as growth in GPU and AI-infrastructure product sets in the region. Net sales of Cloud-based Solutions increased by 39%, led by growth in Germany, the United Arab Emirates and Spain. These results were partially offset by a 1% decrease in net sales of Client and Endpoint Solutions, driven by a decrease in net sales of components in Poland as well as a decrease in net sales of peripherals in Germany and the Netherlands. Net sales of Other services also declined by 13% in the region. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Advanced Solutions offerings increased by 25%, Cloud-based Solutions increased by 40%, Client and Endpoint Solutions increased by 1% and Other services decreased by 13%.
The $792,639, or 22.3%, increase in Asia-Pacific net sales for the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025 was driven by a 25% increase in net sales of Advanced Solutions offerings driven by GPU and AI-infrastructure product sets in China. Net sales of Client and Endpoint Solutions increased by 21% due to growth in mobility distribution, particularly smartphones in India and China, as well as growth in notebooks in India and Australia. Net sales of Cloud-based Solutions increased by 44% driven by growth in Singapore and Australia. Net sales of Other services increased by 39% in the region. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Advanced Solutions offerings increased by 25%, Client and Endpoint Solutions increased by 23%, Cloud-based Solutions increased by 42% and Other services increased by 38%.

The $160,956, or 16.7%, increase in Latin American net sales for the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025 was primarily driven by a 16% increase in net sales of Client and Endpoint Solutions, due to growth in mobility distribution, particularly smartphones in Peru and Chile, as well as growth in desktops and consumer electronics in Mexico. Net sales of Advanced Solutions offerings increased by 17%, led by growth in net sales of server and cyber security product sets in Brazil. Net sales of Cloud-based Solutions increased by 56% year-over-year driven by growth in Brazil, while net sales of Other services increased by 65% year-over-year. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 6% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 10%, Advanced Solutions offerings increased by 10%, Cloud-based Solutions increased by 47% and Other services increased by 57%.
Gross profit was $996,926 for the Thirteen Weeks Ended September 26, 2026, compared to $869,647 for the Thirteen Weeks Ended September 27, 2025. Gross margin decreased by 35 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was largely driven by our Advanced Solutions offerings category due to a mix shift towards lower-margin, low cost-to-serve GPU and AI-infrastructure product sets during the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. Excluding GPU and AI-Infrastructure sales in both years, gross margin decreased by 4 basis points. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 2 basis points on the year-over-year comparison of gross margin.
Total SG&A expenses increased $55,001 but, as a percentage of net sales, improved by 52 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. The increase in SG&A dollars was driven by an increase in professional and outside service costs of $17,939, an increase of $15,992 in compensation and headcount expenses, driven in part by variable compensation on higher gross profit generation, an increase in legal claims and settlement expenses of $12,029 and an increase in bad debt expense, primarily in India, China and the United States, of $11,628. These factors were partially offset by a decrease in integration and transition costs of $5,742 and a decrease in corporate costs of $4,178, compared to the prior year. The decrease in SG&A expense as a percentage of net sales is a function of the improved leverage on operating expenses across the year-over-year sales increase, resulting from cost reductions taken over the past year and operating efficiencies from automation under our XvantageTM platform. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 2 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirteen Weeks Ended September 26, 2026, we incurred $5,562, or 4 basis points of net sales, of restructuring costs that primarily related to restructuring actions taken that impacted certain back office, operational and commercial functions as well as certain operational facilities primarily in our EMEA and North America regions. This is an increase from $3,539, or 3 basis points of net sales, incurred during the Thirteen Weeks Ended September 27, 2025. See Note 8 “Restructuring Costs” to our unaudited condensed consolidated financial statements for further information regarding the restructuring activities.
Income from operations was $293,768, or 1.93% of net sales, in the Thirteen Weeks Ended September 26, 2026, compared to $223,513, or 1.77% of net sales, in the Thirteen Weeks Ended September 27, 2025. Income from operations margin was positively impacted by the improved leverage of SG&A expenses as a percentage of net sales, partially offset by the decrease in gross margin, described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 17 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. The increase was driven by a decrease in expenses as a percentage of net sales in the region, including a 102 basis point reduction in compensation and headcount expenses and a 12 basis point reduction in rental and occupancy costs largely as a result of the restructuring initiatives taken in the current and prior year, coupled with efficiencies of continued optimization and automation. The comparison benefited from the impact in the prior year period of write-downs relating to held-for-sale accounting of our CloudBlue operations and another non-core business, which had a negative impact of 12 basis points on the region’s income from operations margin in the Thirteen Weeks Ended September 27, 2025. These factors were partially offset by a decline in gross margin due to a shift in sales mix towards lower-margin AI-infrastructure product sets in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025.

Our EMEA income from operations margin increased 3 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. The increase was driven by a decrease in expenses as a percentage of net sales in the region, including a 10 basis point reduction in compensation and headcount expenses, a 4 basis point reduction in rental and occupancy costs, a 2 basis point reduction in depreciation expense and a 2 basis point reduction in bad debt expense. These were partially offset by a decline in gross margin due to a shift in sales mix towards lower-margin AI-infrastructure product sets in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 10 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025. This increase was primarily driven by higher gross margin driven by growth in our higher-margin Cloud-based Solutions category. These factors were partially offset by an increase in expenses as a percentage of net sales in the region, including a 35 basis point increase in legal claims and settlement expenses and a 12 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 4 basis points on the year-over-year comparison of the region’s income from operations margin.
Our Latin American income from operations margin increased 24 basis points in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025, primarily as a result of higher gross margin driven by a shift in sales mix towards our higher-margin Advanced Solutions offerings category as well as growth in our higher-margin Cloud-based Solutions category as described above. These factors were partially offset by an increase in expense as a percentage of net sales in the region, including a 12 basis point increase in bad debt expense. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s income from operations margin.
In the Thirteen Weeks Ended September 26, 2026, Corporate costs included $1,759 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations and $194 of costs incurred for external services and other expenses stemming from the July 2025 ransomware incident. In the Thirteen Weeks Ended September 27, 2025, Corporate costs included $2,995 of costs incurred for external services and other expenses stemming from the July 2025 ransomware incident and $2,608 of costs associated with retention bonuses related to the sale of our CloudBlue operations.
Cash-based compensation expense decreased by $2,095 and stock-based compensation increased by $3,963 in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025 due to the transition from cash-based to stock-based compensation for certain employees subsequent to our initial public offering in October 2024 (the “IPO”). See Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements.
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $106,775 in the Thirteen Weeks Ended September 26, 2026 compared to $72,984 in the Thirteen Weeks Ended September 27, 2025. The year-over-year variance was largely a result of a variance in net foreign exchange loss, which was $14,616 in the Thirteen Weeks Ended September 26, 2026 compared to a gain of $10,207 in the Thirteen Weeks Ended September 27, 2025, driven by the movement of the U.S. dollar against the net position of multiple currencies in which we operate. The change was also driven by a decrease in unrealized gain of $3,083 related to our investments held in Rabbi Trust as well as an increase in factoring fees of $2,957 in the Thirteen Weeks Ended September 26, 2026 compared to the Thirteen Weeks Ended September 27, 2025.
We recorded an income tax provision of $55,913, or an effective tax rate of 29.9%, in the Thirteen Weeks Ended September 26, 2026, compared to $51,072, or an effective tax rate of 33.9%, in the Thirteen Weeks Ended September 27, 2025. The tax provision for the Thirteen Weeks Ended September 26, 2026, included $5,964 of tax expense, or 3.2 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirteen Weeks Ended September 27, 2025, this same withholding tax impact was $7,090 of tax expense, or 4.7 percentage points of the effective tax rate.

Results of Operations for the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025:
The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as income from operations and income from operations margin by reportable segment for each of the periods indicated:

					Change Increase (Decrease)
Net sales by reportable segment	Thirty-Nine Weeks Ended September 26, 2026		Thirty-Nine Weeks Ended September 27, 2025		Amount	Percentage
North America	$16,099,196	37%	$13,842,663	37%	$2,256,533	16.3%
EMEA	11,583,216	27	10,566,461	28	1,016,755	9.6
Asia-Pacific	12,869,035	29	10,646,686	28	2,222,349	20.9
Latin America	3,163,064	7	2,622,744	7	540,320	20.6
Total	$43,714,511	100%	$37,678,554	100%	$6,035,957	16.0%

					Change Increase (Decrease)
	Thirty-Nine Weeks Ended September 26, 2026		Thirty-Nine Weeks Ended September 27, 2025		Amount	Percentage
Income from operations and operating margin percentage by reportable segment	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin	Income from Operations	Income from Operations Margin
North America	$270,142	1.68%	$196,371	1.42%	$73,771	0.26%
EMEA	184,638	1.59	174,918	1.66	9,720	(0.07)
Asia-Pacific	246,120	1.91	157,514	1.48	88,606	0.43
Latin America	113,407	3.59	79,072	3.01	34,335	0.58
Corporate	(22,834)	—	(11,682)	—	(11,152)	—
Cash-based compensation expense	(4,628)	—	(13,893)	—	9,265	—
Stock-based compensation expense	(34,192)	—	(15,107)	—	(19,085)	—
Total	$752,653	1.72%	$567,193	1.51%	$185,460	0.21%

	Thirty-Nine Weeks Ended September 26, 2026	Thirty-Nine Weeks Ended September 27, 2025
Net sales	100.00%	100.00%
Cost of sales	93.41	93.27
Gross profit	6.59	6.73
Operating expenses:
Selling, general and administrative	4.82	5.21
Restructuring costs	0.05	0.01
Income from operations	1.72	1.51
Total other (income) expense	0.61	0.68
Income before income taxes	1.11	0.83
Provision for income taxes	0.33	0.28
Net income	0.78%	0.55%

Consolidated net sales were $43,714,511 for the Thirty-Nine Weeks Ended September 26, 2026, compared to $37,678,554 for the Thirty-Nine Weeks Ended September 27, 2025. The 16.0% increase was the result of year-over-year increases in net sales across each of our geographic segments. Globally, Advanced Solutions offerings increased by 27%, Client and Endpoint Solutions increased by 10%, Cloud-based Solutions increased by 36% and Other services increased by 6%. The divestiture of CloudBlue in the third quarter of 2025 had a negative 8% impact on the year-over-year comparison of net sales of Cloud-based Solutions. The translation impact of foreign currencies relative to the U.S. dollar positively impacted the comparison of our global net sales year-over-year by 2%. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 8%, Advanced Solutions increased by 26%, Cloud-based Solutions increased by 33% and Other services increased by 5%.
The $2,256,533, or 16.3%, increase in North American net sales for the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025, was primarily driven by a 31% increase in net sales of Advanced Solutions offerings driven by growth in networking and server net sales in the United States, as well as growth in GPU and AI-infrastructure product sets in the region. Net sales of Client and Endpoint Solutions increased by 4% driven by notebooks. Cloud-based Solutions net sales increased by 29%. Excluding the impact of our CloudBlue divestiture, net sales of Cloud-based Solutions were up by 43% year-over-year. Other services net sales increased by 31% year-over-year.
The $1,016,755, or 9.6%, increase in EMEA net sales for the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025, was primarily driven by a 17% increase in net sales of Advanced Solutions offerings, driven by growth in server net sales in Germany, Poland and the United Kingdom, growth in networking net sales in Turkey, Romania, Poland and Spain as well as growth in storage net sales in Germany, Turkey and Belgium. Net sales of Client and Endpoint Solutions increased by 6% driven by growth in notebooks in France, Germany and the United Kingdom, as well as growth in desktops in Turkey, Poland, and the United Arab Emirates. Additionally, net sales of Cloud-based Solutions increased by 37%, led by growth in the United Kingdom, Germany and Spain. These results were partially offset by a 12% decrease in net sales of Other services. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Advanced Solutions offerings increased by 14%, Client and Endpoint Solutions increased by 2%, and Cloud-based Solutions increased by 33%, while Other services decreased by 14%.
The $2,222,349, or 20.9%, increase in Asia-Pacific net sales for the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025 was driven by a 16% increase in net sales of Client and Endpoint Solutions, due to growth in mobility distribution, particularly smartphones, in India. Additionally, the region saw growth in notebooks in India and Australia, growth in desktops in China and India as well as growth in consumer electronics in India. Net sales of Advanced Solutions offerings increased by 35% driven by GPU and AI-infrastructure product sets in China, as well as growth in server net sales in Singapore, China and Malaysia. Net sales of Cloud-based Solutions increased by 49% driven by growth in Australia, India, Singapore and Hong Kong. Additionally, net sales of Other services increased by 10% in the region. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of the region’s net sales.
The $540,320, or 20.6%, increase in Latin American net sales for the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025 was primarily driven by a 22% increase in net sales of Client and Endpoint Solutions, due to growth in mobility distribution, particularly smartphones, in Peru. Additionally, the region saw growth in notebooks in Miami Export, Peru and Colombia, as well as growth in desktops in Mexico and Peru. Net sales of Advanced Solutions offerings increased by 13%, led by server net sales in Brazil, Mexico and Colombia. Net sales of Cloud-based Solutions increased by 59% year-over-year driven by growth in Brazil, and net sales of Other services increased by 36% compared to the prior year period. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 7% on the year-over-year comparison of the region’s net sales. On a constant currency basis, net sales of Client and Endpoint Solutions increased by 15%, Advanced Solutions increased by 5%, Cloud-based Solutions increased by 45% and Other services increased by 24%.
Gross profit was $2,881,621 for the Thirty-Nine Weeks Ended September 26, 2026, compared to $2,537,568 for the Thirty-Nine Weeks Ended September 27, 2025. Gross margin decreased by 14 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. The increase in gross profit dollars was primarily attributable to the previously described increase in our net sales. The decrease in gross margin was driven by our Advanced Solutions offerings category due to a mix shift towards lower-margin, low cost-to-serve GPU and AI-infrastructure product sets during the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. Excluding GPU and AI-infrastructure sales in both years, gross margin increased by 10 basis points. The year-over-year comparison benefited from the impact in the prior year period of a write-down of $10,480, or 3 basis points, recorded in cost of sales in connection with the held-for-sale accounting for the sale of a group of assets related to non-core operations in the North America region. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 4 basis points on the year-over-year comparison of gross margin.

Total SG&A expenses increased $140,774 but, as a percentage of net sales, improved by 39 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. The increase in SG&A dollars was driven by an increase in bad debt expense of $38,126, an increase of $37,895 in compensation and headcount expenses, driven in part by variable compensation on increased profit generation, an increase in professional and outside service costs of $36,347 and an increase in stock-based compensation of $19,085. These were partially offset by a decrease in integration and transition costs of $39,518, which relates primarily to the previously noted held-for-sale accounting on non-core businesses in North America. The decrease in SG&A expense as a percentage of net sales is a function of the improved leverage on operating expenses across the year-over-year sales increase, resulting from cost reductions taken over the past year and operating efficiencies from automation under our XvantageTM platform. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 9 basis points on the year-over-year comparison of SG&A expenses as a percentage of net sales.
During the Thirty-Nine Weeks Ended September 26, 2026, we incurred $23,312 of restructuring costs, or 5 basis points of net sales, that primarily related to restructuring actions taken that impacted certain back office, operational and commercial functions as well as certain operational facilities primarily in our EMEA and North America regions. This is an increase from $5,493, or 1 basis point of net sales, incurred during the Thirty-Nine Weeks Ended September 27, 2025. See Note 8 “Restructuring Costs” to our unaudited condensed consolidated financial statements for further information regarding the restructuring activities.
Income from operations was $752,653, or 1.72% of net sales, in the Thirty-Nine Weeks Ended September 26, 2026, compared to $567,193, or 1.51% of net sales, in the Thirty-Nine Weeks Ended September 27, 2025. Income from operations margin was positively impacted by the reduction in SG&A expenses as a percentage of net sales. This was partially offset by the decrease in gross margin, as well as the impact of $23,312 or 5 basis points as a percentage of net sales, of restructuring costs incurred in the Thirty-Nine Weeks Ended September 26, 2026, described above. The translation impact of foreign currencies relative to the U.S. dollar had no impact on the year-over-year comparison of our consolidated income from operations margin.
Our North American income from operations margin increased 26 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. The comparison benefited from the impact in the prior period of write-downs relating to held-for-sale accounting of our CloudBlue operations and another non-core business described above, which had a negative impact of 35 basis points on the region’s income from operations margin in the Thirty-Nine Weeks Ended September 27, 2025. The region also saw a 79 basis point reduction in compensation and headcount expenses largely as a result of the restructuring initiatives taken in the current and prior year, coupled with efficiencies of continued optimization and automation. This benefit was partially offset by a 14 basis point increase in professional and outside service costs as well as a decline in gross margin driven by a mix shift within our Advanced Solutions offerings category toward lower-margin GPU and AI-infrastructure product sets during the Thirty-Nine Weeks Ended September 26, 2026.
Our EMEA income from operations margin decreased 7 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. This decrease was driven by a 6 basis point decline in gross margin, which was partially driven by lower gross margins on larger enterprise customer deals in our Advanced Solutions offerings categories as well as a shift in sales mix towards lower-margin AI-infrastructure product sets in the Thirty-Nine Weeks Ended September 26, 2026. SG&A expenses as a percentage of net sales were neutral to the region’s income from operations margin, as higher bad debt expense and miscellaneous other expenses as a percentage of net sales were offset by lower compensation and headcount expenses, rental and occupancy costs and depreciation expense. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 1 basis point on the year-over-year comparison of the region’s income from operations margin.
Our Asia-Pacific income from operations margin increased 43 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025, primarily as a result of lower expenses as a percentage of net sales in the region, including a 17 basis point reduction in compensation and headcount expenses and an 8 basis point reduction in professional and outside service costs. The region also saw a net positive impact of 19 basis points from higher gross margin driven by a shift in sales mix towards our higher-margin Advanced Solutions offerings category as well as growth in our higher-margin Cloud-based Solutions category as described above. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of 3 basis points on the year-over-year comparison of the region’s income from operations margin.

Our Latin American income from operations margin increased 58 basis points in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025, primarily as a result of an increase in gross margin across all product categories, with particular income from operations margin impact coming from our higher-margin Cloud-based Solutions as a result of the increase in net sales within this category as described above. The region also saw lower expenses as a percentage of net sales including a 5 basis point reduction in rental and occupancy costs, a 4 basis point reduction in compensation and headcount expenses, partially offset by an 8 basis point increase in integration and transition costs. The translation impact of foreign currencies relative to the U.S. dollar had a positive impact of 6 basis points on the year-over-year comparison of the region’s income from operations margin.
In the Thirty-Nine Weeks Ended September 26, 2026, Corporate costs included $13,853 of costs primarily related to the write-off of assets following the discontinuation of a project, $4,081 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations and $3,360 of costs incurred for external services and other expenses stemming from the July 2025 ransomware incident. In the Thirty-Nine Weeks Ended September 27, 2025, Corporate costs included $3,218 of costs associated with retention bonuses related primarily to the sale of our CloudBlue operations, $1,953 of stranded costs resulting from the termination of certain operations and IT services under the transition services agreement with CMA CGM Group following the sale of substantial portion of our Commercial & Lifecycle Services business in 2022 (the “CLS Sale”), as well as $1,627 related to investments in certain initiatives to accelerate our growth and profitability and optimize our operations.
Cash-based compensation expense decreased by $9,265 and stock-based compensation increased by $19,085 in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025 due to the transition from cash-based to stock-based compensation for certain employees subsequent to our IPO. See Note 3, “Employee Awards,” to our unaudited condensed consolidated financial statements.
Total other (income) expense consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred total other (income) expense of $267,508 in the Thirty-Nine Weeks Ended September 26, 2026 compared to $256,376 in the Thirty-Nine Weeks Ended September 27, 2025. The year-over-year variance was largely a result of an increase in factoring fees of $8,348, a lower equity fair value gain of $7,835, as well as a decrease in unrealized gain of $3,197 related to our investments held in Rabbi Trust in the Thirty-Nine Weeks Ended September 26, 2026 compared to the Thirty-Nine Weeks Ended September 27, 2025. These factors were partially offset by a decrease in foreign exchange loss, which was $26,030 in the Thirty-Nine Weeks Ended September 26, 2026, compared to a loss of $34,121 in the Thirty-Nine Weeks Ended September 27, 2025, driven by the movement of the U.S. dollar against the net position of multiple currencies in which we operate.
We recorded an income tax provision of $144,329, or an effective tax rate of 29.7%, in the Thirty-Nine Weeks Ended September 26, 2026, compared to $104,345, or an effective tax rate of 33.6% in the Thirty-Nine Weeks Ended September 27, 2025. The tax provision for the Thirty-Nine Weeks Ended September 26, 2026, included $16,813 of tax expense, or 3.5 percentage points of the effective tax rate, which is associated with withholding tax expense from our business operations in the Latin America region, primarily from our Miami Export business, while in the Thirty-Nine Weeks Ended September 27, 2025, this same withholding tax impact was $14,909 of tax expense, or 4.8 percentage points of the effective tax rate.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $1,003,506 and $1,864,724 at September 26, 2026 and December 27, 2025, respectively. We finance our working capital needs and investments in the business largely through net income before non-cash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities. Working capital dollars are calculated at any point in time by adding the trade accounts receivable and inventory less the trade accounts payable balance at that point in time. Our working capital dollars were $5,041,897 at September 26, 2026 and $3,553,339 at December 27, 2025.

	Thirty-Nine Weeks Ended September 26, 2026	Thirty-Nine Weeks Ended September 27, 2025
Cash (used in) provided by:
Operating activities	$(1,259,730)	$(644,428)
Investing activities	$38,140	$182,857
Financing activities	$382,014	$315,632
Operating activities used net cash of $1,259,730 and $644,428 during the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025, respectively. The higher cash used in the Thirty-Nine Weeks Ended September 26, 2026 primarily reflects heavier investment in inventory, driven by higher demand and sales levels, coupled with increases in average selling prices. Accounts receivable balances also increased in line with higher net sales. These factors were partially offset by improved cash flows from the use of accounts payable to vendors in the Thirty-Nine Weeks Ended September 26, 2026.
Investing activities provided net cash of $38,140 and $182,857 during the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025, respectively. The net cash provided during the Thirty-Nine Weeks Ended September 26, 2026 was primarily driven by proceeds from the deferred purchase price of factored receivables of $128,981 and proceeds from notes receivable of $19,412, partially offset by capital expenditures of $109,430 and issuance of notes receivable to certain customers of $12,375. The net cash provided during the Thirty-Nine Weeks Ended September 27, 2025 was primarily driven by proceeds from the deferred purchase price of factored receivables of $206,507, proceeds from notes receivable of $31,172, proceeds from sale of equity investments of $20,805, and proceeds from sale of subsidiaries of $17,500, partially offset by capital expenditures of $93,929 and issuance of notes receivable to certain customers of $12,501.
Financing activities provided net cash of $382,014 and $315,632 during the Thirty-Nine Weeks Ended September 26, 2026 and Thirty-Nine Weeks Ended September 27, 2025, respectively. The net cash provided during the Thirty-Nine Weeks Ended September 26, 2026 was primarily driven by net proceeds from revolving and other credit facilities of $800,346 and gross proceeds from other debt of $58,212, partially offset by the voluntary repayment of our term loan of $200,000, repurchase of Common Stock of $121,992, gross repayments of other debt of $74,051, and dividends paid to stockholders of $61,186. The net cash provided during the Thirty-Nine Weeks Ended September 27, 2025 was primarily driven by net proceeds from revolving and other credit facilities of $528,497 and gross proceeds from other debt of $66,716, partially offset by the voluntary repayment of our term loan of $125,000, gross repayments of other debt of $79,697 and dividends paid to stockholders of $59,146.

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $7,361,809, of which $3,817,850 was outstanding, at September 26, 2026. These facilities have staggered maturities through 2031. Our cash and cash equivalents totaled $1,003,506 and $1,864,724 at September 26, 2026 and December 27, 2025, respectively, of which $867,128 and $1,074,301, respectively, resided in operations outside of the United States. Cash and cash equivalents located in China were approximately 10% of our total cash and cash equivalents at September 26, 2026 and December 27, 2025, along with additional balances held in Luxembourg, India, Brazil, Malaysia, Canada, and Mexico. Cash held by foreign subsidiaries, including China, can generally be used to finance local operations and cannot, under the current legal and regulatory environment, be transferred to finance other foreign subsidiaries’ operations. Additionally, our ability to repatriate these funds to the United States in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds, and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of September 26, 2026 and December 27, 2025, we had book overdrafts of $302,303 and $416,799, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our Condensed Consolidated Balance Sheets and are typically paid by the banks in a relatively short period of time.
We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies, for at least the next twelve months. We currently anticipate that the cash used for debt repayments, anticipated stock repurchases and dividend payments will primarily come from our domestic cash, cash generated from ongoing U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace maturing credit facilities and other indebtedness in a timely manner on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
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

On July 2, 2021, we entered into the Term Loan Credit Facility for $2,000,000, the proceeds of which were also used to, among other things, finance a portion of the acquisition of Ingram Micro by Platinum and repay certain of our existing indebtedness. We recognized $1,920,761, net of debt issuance costs and discount of $59,239 and $20,000, respectively, related to this facility. The Term Loan Credit Facility had an original maturity of July 2, 2028 and amortized in equal quarterly installments aggregating to 1.00% per annum. In June 2023, we voluntarily prepaid $500,000 on our Term Loan Credit Facility over and above normal quarterly installments, which, as a result of this prepayment, are no longer mandatory. In September 2023, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over Secured Overnight Financing Rate (“SOFR”) by 50 basis points. In September 2024, we refinanced our Term Loan Credit Facility, reducing the interest rate spread over SOFR by 25 basis points, eliminating the credit-spread adjustments and extending the maturity date to September 19, 2031. In June 2025, we again amended the Term Loan Credit Facility to reduce the interest rate by 50 basis points. Borrowings under the Term Loan Credit Facility now bear interest at a rate per annum equal to, at our option, either (1) the base rate (which is the highest of (a) the then-current federal funds rate set by the Federal Reserve Bank of New York, plus 0.50%, (b) the prime rate on such day and (c) the one-month SOFR rate published on such date plus 1.00% and is subject to a 1.50% floor) plus a margin of 1.25% or (2) one-, three- or six-month SOFR (subject to a 0.50% floor) plus a margin of 2.25%. In connection with these refinancings, we repaid an incremental $50,000 and $100,000 in September 2023 and September 2024, respectively, of our Term Loan Credit Facility and in June 2024 we voluntarily repaid an incremental $150,000. Upon the closing of the IPO, we used the net proceeds from the offering to repay $233,100 of debt outstanding under our Term Loan Credit Facility and in March 2025 and February 2026, we voluntarily repaid an incremental $125,000 and $200,000, respectively. As of September 26, 2026 and December 27, 2025, $568,768 and $764,849 respectively, remained outstanding under the Term Loan Credit Facility.
On July 2, 2021, we entered into new ABL Credit Facilities (as defined below) providing for senior secured asset-based, multi-currency revolving loans and letter of credit availability in an aggregate amount of up to $3,500,000 (the “ABL Revolving Credit Facility”) and a senior secured asset-based term loan facility of $500,000 (the “ABL Term Loan Facility”, and together with the ABL Revolving Credit Facility, the “ABL Credit Facilities”), both of which had contractual maturity dates in July 2026. The ABL Term Loan Facility was repaid fully in April 2022. We may borrow under the ABL Revolving Credit Facility only up to our available borrowing base capacity. Borrowings under the ABL Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the base rate plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 0.25% to 0.75% or (2) SOFR (subject to a 0% floor) plus a margin ranging (based on the availability under the ABL Revolving Credit Facility) from 1.25% to 1.75%. In September 2024, we amended the ABL Revolving Credit Facility to, among other things, extend the maturity date to September 20, 2029. As of September 26, 2026 and December 27, 2025, we had borrowings of $575,470 and $0, respectively, under this facility. The weighted-average interest rate on the outstanding borrowings under this facility, as amended, was 5.5% and 6.2% per annum at September 26, 2026 and December 27, 2025, respectively.
Additionally, our European ABS Facility provides for a borrowing capacity of up to €375,000, or approximately $427,200 at September 26, 2026 exchange rates. The facility was amended in July 2026 to extend the maturity date to July 2031. This program requires certain commitment fees and borrowings which incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At September 26, 2026 and December 27, 2025, we had borrowings of $290,293 and $353,100 under this financing program in Europe. The weighted-average interest rate on the outstanding borrowings under this facility was 3.4% and 3.5% per annum at September 26, 2026 and December 27, 2025, respectively.
At September 26, 2026, our actual aggregate capacity under our ABL Revolving Credit Facility and other receivable-backed programs was approximately $3,926,371, of which $865,763 was used. Even if we do not borrow or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs are subject to certain restrictions outlined in our ABL Credit Facilities. These restrictions generally prohibit us from assigning or transferring the underlying eligible receivables as collateral for other financing programs, unless the underlying eligible receivables are sold in conjunction with a dedicated, non-recourse facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating to $884,619 at September 26, 2026. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 26, 2026 and December 27, 2025, respectively, we had $401,269 and $102,836 outstanding under these facilities. The weighted-average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.1% and 7.3% per annum at September 26, 2026 and December 27, 2025, respectively. At September 26, 2026 and December 27, 2025, letters of credit totaling $170,105 and $168,254, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under the corresponding agreements by the same amount.

Covenant Compliance
We are subject to certain customary affirmative covenants, including reporting and cash management requirements, and certain customary negative covenants that limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, to pay dividends or other distributions in respect of our and our subsidiaries’ equity interests and to engage in transactions with affiliates. At September 26, 2026 and December 27, 2025, we were in compliance with the covenants or other requirements in our debt arrangements.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 26, 2026 and December 27, 2025, we had a total of $925,191 and $936,934, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Stock Repurchase Program
On January 28, 2026, our board of directors approved the Stock Repurchase Program, whereby, from time to time, we may repurchase up to $100 million of Common Stock in connection with one or more secondary public offerings by affiliates of Platinum, when an independent committee of the board of directors deems such repurchases are appropriate. The repurchase authority under the Stock Repurchase Program expires on January 28, 2027. On April 30, 2026, we announced that our board of directors approved an increase to the aggregate amount of Common Stock the Company may repurchase in connection with one or more secondary public offerings by an affiliate of Platinum under the Stock Repurchase Program from $100 million to $175 million.
We repurchased 625,000 shares of Common Stock for $16,992 during the Thirteen Weeks Ended September 26, 2026 and 5,338,158 shares for $121,992 during the Thirty-Nine Weeks Ended September 26, 2026. As of September 26, 2026, we had $53,008 available for future repurchases of our Common Stock under the Stock Repurchase Program. For additional information on our share repurchase program, see Note 2, “Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Contractual Obligations and Off-Balance Sheet Arrangements
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $305. The fair value of these guarantees has been recognized as cost of sales on the Condensed Consolidated Statements of Income to these customers and is included in accrued expenses and other on the Condensed Consolidated Balance Sheets.
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
We monitor our foreign exchange risk using a Value-at-Risk model (the “VaR model”). The VaR model determines the maximum potential loss in the fair value of our forward contracts and those assets and liabilities denominated in foreign currencies that the forward contracts are intended to hedge assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be $2,926 and $1,942 as of September 26, 2026 and December 27, 2025, respectively.
Interest Rate Risk
We are exposed to changes in interest rates on a portion of our long-term debt, which is subject to changes in major interest rate benchmarks, used to maintain liquidity and finance working capital, capital expenditures and business expansion. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.” If interest rates, however, were to change by 1%, and our borrowing amounts stayed constant on our Term Loan Credit Facility and our ABL Credit Facilities at the levels of such borrowing amounts as of September 26, 2026, our annual interest expense would change by approximately $11,847. Assuming that our ABL Revolving Credit Facility was fully drawn as of September 26, 2026, each one-eighth percentage point change in interest rates would result in a change of approximately $5,127 in annual interest expense on the indebtedness under our Term Loan Credit Facility and our ABL Revolving Credit Facility. Rising interest rates do not materially impact the Company’s balance sheet items relating to inventory, accounts payable or accrued expense balances.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2026 due to the material weakness in our internal control over financial reporting described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
We repurchase shares of our Common Stock from time to time pursuant to our publicly announced Stock Repurchase Program. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 28, 2026 – July 25, 2026	—	$—	—	$70,000,000
July 26, 2026 – August 22, 2026	—	—	—	70,000,000
August 23, 2026 – September 26, 2026	625,000	27.19	625,000	53,008,000
Total	625,000		625,000
(1)On September 10, 2026, in connection with a secondary public offering by an affiliate of Platinum, we repurchased from the underwriters an aggregate number of shares of Common Stock equal to approximately $17 million as part of our Stock Repurchase Program for a price per share equal to $27.19. See section “Stock Repurchase Program” within Note 2, “Summary of Significant Accounting Policies” for further information.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
Trading Arrangements
During the Thirteen Weeks Ended September 26, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2026
By: /s/ Paul Bay
Paul Bay
Chief Executive Officer
(principal executive officer)

By: /s/ Michael Zilis
Michael Zilis
Executive Vice President and Chief Financial Officer
(principal financial officer)